Form 10QSB
period 2000-09-30
MAYSCOM INC
filed 2000-10-30
CIK 1104461

--------------------------------------------------------------------------------
                                 Miller Mays III
                                    PRESIDENT
                                  Mayscom, Inc.
                        4 Normandy Drive, Kenner LA 70065
            (Name and Address of Person Authorized to Receive Notices
          and Communications on Behalf of the Person Filing Statement)
--------------------------------------------------------------------------------
                                 WITH A COPY TO:
                             KARL E. RODRIGUEZ, ESQ
                              24843 Del Prado, #318
                              Dana Point, CA 92629
                                 (949) 248-9561
                               fax (949) 248-1688
--------------------------------------------------------------------------------


                                   FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

              [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                        Commission File Number:  0-30809

                    For the Quarter ended September 30, 2000

                                  MAYSCOM, INC.

                     (formerly NNN-HUNTOR ASSOCIATES, INC.)

  Nevada                                                                Optional
(Jurisdiction  of  Incorporation)           (I.R.S. Employer Identification No.)

4  Normandy  Drive,  Kenner  LA                                            70065
(Address of principal executive offices)                              (Zip Code)

Registrant's  telephone  number,  including  area  code:         (504)  466-7004


Securities  registered  pursuant  to Section 12(b) of the Act: 8,444,000  Common
Stock

Yes [X] No [ ] (Indicate by check mark whether the Registrant (1) has filed all report required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.)

As of September 30, 2000, the number of shares of Common Stock outstanding was 8,444,000.

                          PART I: FINANCIAL INFORMATION


                         ITEM 1.   FINANCIAL STATEMENTS.

     Attached hereto and incorporated herein by this reference are the following financial statements:

--------------------------------------------------------------------------------
Exhibit                        FINANCIAL  STATEMENTS
--------------------------------------------------------------------------------
00-QF3 Un-Audited Financial Statements for the three months and nine months ended September 30, 2000
--------------------------------------------------------------------------------



       ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.


 (A)  PLAN  OF  OPERATION:  NEXT  TWELVE  MONTHS.

      (1) CASH REQUIREMENTS AND OF NEED FOR ADDITIONAL FUNDS, TWELVE MONTHS. We have substantial cash requirements for the next twelve months, for the reason that we anticipate considerable expenses in researching and compliance with regulatory filings, and launching our activities during the next twelve months, in addition to compliance with our reporting requirements.

     Reference is made to Note 3, Going Concern, of the Registrant's Audited Financial Statements previously filed: The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has no current source of revenue. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern. It is management's plan to seek additional capital through a merger with an existing operating company.

     Whereas consideration was given to attracting capital to achieve our plan, through a business combination, we have determined that such a plan is not feasible or attractive for our shareholders. We are not a candidate for acquisition and intend to pursue our business plan. Since the end of 1999, we have acquired cash of about $100,000. This amount is sufficient to sustain us in pre-launch development mode, but is not considered sufficient to launch operations.

     In order to achieve significant revenues, it will be necessary for us to pursue capital formation in two or more phases. The first phase will most likely be an additional private placement, or limited offering to accredited or sophisticated investors. We think that we would require an infusion of $250,000.00 to accomplish our first phase, to launch operations. These amounts would be allocated to legal and professional expenses to meet our regulatory requirements, both applicable to our business, and for our continued compliance with the Securities Exchange Act of 1934, for our continuing audit, for web-site maintenance and up-grades, and a minimal staff of a few employees. Unless we are able to achieve this level of additional funding, we may not be able to launch operations in the next twelve months.

     As a practical matter, we have exhausted our ability to raise funds as a non-trading company. In order to pursue capital expansion, our common stock must be quotable for purchase and sale in brokerage transactions, to provide investors with minimal confidence that a market value for our common stock can be ascertained.

     It is not at all clear that this first phase of funding will provide sufficient working capital to sustain our operations until profitability can be achieved. It is likely that we would attain significant revenues before such revenues rise to the level of profitability, such that we may be required to incur quarterly and annual deficits, even after significant revenues are established.

     It is management's intention to seek additional second phase funding, as soon as revenues establish the potential viability of our operation, to sustain those operations until true profitability is achieved. The amount of such a second phase offering, and the method of offering have not been determined, and are difficult to determine in advance of completion of our first phase funding and launch of operations. While it may be possible to approach the second phase by a private offering, it is likely that we would pursue a registered public offering, without underwriting, of a sufficient number of shares to meet our needs as then determined.

     We do not anticipate any contingency upon which we would voluntarily cease filing reports with the SEC, even though it may cease to be required to do so, after the effectiveness of this 1934 Act registration. It is in our compelling interest to report our affairs quarterly, annually and currently, as the case may be, generally to provide accessible public information to interested parties, and also specifically to establish and maintain our qualification for the OTCBB.

 (B)  DISCUSSION  AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

      (1) OPERATIONS AND RESULTS FOR THE PAST TWO FISCAL YEARS. We have not launched our operations and have recently modified and substantially refined our business plan. We had no significant operations during the past several years. We have recorded no revenues or expenses during that time. Beginning with this year 2000, we have incurred substantial legal, professional and auditing expenses.

      (2)  SELECTED  FINANCIAL  INFORMATION.

Balance Sheet . .  Sept 30, 2000   December 31, 1999
----------------------------------------------------
Cash. . . . . . .  $        8,612                 0$
Other . . . . . .               0                  0
Total Assets. . .           8,612                  0
====================================================
Accounts Payable.           2,376                  0
Other . . . . . .               0                  0
Total Liabilities           2,376                  0
====================================================


SECOND QUARTER.                                                                      .  Inception
                                                                                        June 19,
                                                                                          1990
                                                                                           to
 Operations                                   July 1 to Sept 30      Jan 1 to Sept 30    Sept 30
                                         2000                1999       2000    1999       2000
------------------------------------------------------------------------------------------------
Misc Revenues:. . . . . .  $            1,000   $               0  $   1,750   $   0  $   1,750
 Total Revenues . . . . .               1,000                   0      1,750       0      1,750
General & Administrative.              16,178                   0    106,514       0    110,621
 Total Expenses . . . . .              16,178                   0    106,514       0    110,621
Net (Loss). . . . . . . .             (15,178)                  0   (104,764)      0   (108,871)

      (3) FUTURE PROSPECTS. Our business plan is deemed to be ambitious, in the light of competitive factors, and the need for substantial capital and investor support before significant revenues. The risks of business failure cannot be ignored. There is no assurance that we can attract the capital we need, and no guaranty that even if we achieve our desired funding, and launch operations, that our program will succeed. Even if successfully launched and funded, there is no guaranty that our business will prove profitable over time, or that new technologies will not obviate our program or impose on us additional costs to re-tool or change or method of operation.

     Investment in our corporation must be deemed highly speculative for the present and indefinite future.


                           PART II: OTHER INFORMATION


ITEM  1.  LEGAL  PROCEEDINGS.  None

ITEM  2.  CHANGE  IN  SECURITIES.  None

ITEM  3.  DEFAULTS  UPON  SENIOR  SECURITIES.  None

ITEM  4.  SUBMISSION  OF  MATTERS  TO  VOTE  OF  SECURITY  HOLDERS.  None

ITEM  5.  OTHER  INFORMATION.  None

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K.  None

                                  EXHIBIT INDEX

--------------------------------------------------------------------------------
Exhibit                       FINANCIAL  STATEMENTS
--------------------------------------------------------------------------------
00-QF3 Un-Audited Financial Statements for the three months and nine months ended September 30, 2000
--------------------------------------------------------------------------------


                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-Q Report for the Quarter ended September 30, 2000, has been signed below by the following person on behalf of the Registrant and in the capacity and on the date indicated.


Dated:  September  30,  2000
                                  MAYSCOM, INC.

                        (formerly NNN-HUNTOR ASSOCIATES)

                                       by


                              /s/Miller Mays III
                                 Miller Mays III
                            sole officer and director

--------------------------------------------------------------------------------
                                 EXHIBIT 00-QF3
                         UN-AUDITED FINANCIAL STATEMENTS
                   FOR THE THREE MONTHS AND NINE MONTHS ENDED
                               SEPTEMBER 30, 2000
--------------------------------------------------------------------------------

                                  MAYSCOM, INC.
                           BALANCE SHEETS (UNAUDITED)
                   For the fiscal year ended December 31, 1999
               And the nine month period ended September 30, 2000

                                                   September 30,    December 31,
                                                       2,000            1999
                                                   (Unaudited)
-----------------------------------------------------------------------------
ASSETS
CURRENT ASSETS
Cash . . . . . . . . . . . . . . . . . . . .  $        8,612   $           0
                                              ---------------  --------------
Total Current Assets . . . . . . . . . . . .           8,612               0

TOTAL ASSETS . . . . . . . . . . . . . . . .  $        8,612   $           0
                                              ===============  ==============

LIABILITIES & STOCKHOLDERS' EQUITY
LIABILITIES
Accounts payable . . . . . . . . . . . . . .  $        2,376   $           0
                                              ---------------  --------------
Total Accounts payable . . . . . . . . . . .           2,376               0
STOCKHOLDERS' EQUITY
Common Stock, $.001 par value; authorized
100,000,000 shares; issued and outstanding,
8,000,000 shares and 8,444,000 shares. . . .           8,444           8,000
Additional paid-in capital . . . . . . . . .         104,556          (6,000)
Accumulated Surplus (Deficit). . . . . . . .        (106,764)         (2,000)
                                              ---------------  --------------
Total Stockholders' Equity . . . . . . . . .           6,236             -0-
                                              ---------------  --------------
STOCKHOLDERS' EQUITY . . . . . . . . . . . .  $        8,612   $           0
                                              ===============  ==============

   The accompanying notes are an integral part of these financial statements.

                                  MAYSCOM, INC.
                      STATEMENTS OF OPERATIONS (UNAUDITED)
                           September 30, 1999 and 2000

                                                                                                   From
                                                                                                 Inception
                                 From July     From July       From January     From January      (June
                                1, 2000 to.    1, 1999 to       1, 2000 to      1, 1999 to     13, 1990) to
                               September 30,  September 30,    September 30,   September 30,  September 30,
                                     2000             1999            2000             1999        2000
--------------------------------------------------------------------------------------------------------
Revenues. . . . . . . . .  $        1,000   $            0  $        1,750   $            0  $    1,750
                           --------------   --------------  -------------    --------------  -----------
Net Loss from Operations.          16,178                0         106,514                0     108,514
                           ==============   ==============  ===============  ==============  ===========
Net Income (Loss) . . . .        ($15,178)  $            0       ($104,764)  $            0   ($106,764)
                           ==============   ==============  ===============  ==============  ===========
Loss per Share. . . . . .  $     (0.00185)  $     (0.00000) $     (0.01277)  $     (0.00000) $ (0.01333)
                           ==============   ==============  ===============  ==============  ===========
Weighted Average
    Shares Outstanding. .       8,213,508        8,000,000       8,201,845        8,000,000   8,010,829
                           ==============   ==============  ===============  ==============  ===========

   The accompanying notes are an integral part of these financial statements.

                                  MAYSCOM, INC.
                   STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
    For the period from inception (June 13, 1990) through December 31, 1990,
       And for the years ended December 31, 1991 through December 31, 1999
               And the nine month period ended September 30, 2000

                                   Common Stock         Additional     Accumulated         Total Stock-
                               Number of     Par          Paid-In        Surplus         holders' Equity
                               Shares        Value        Capital        (Deficit)          (Deficit)
----------------------------------------------------------------------------------------------------------
Inception (June 13, 1990) . .           -0-  $         0  $          0   $           0   $               0

Inception through December
31, 1990: Stock issued for
cash and services . . . . . .     8,000,000        8,000        (6,000)           (220)              1,780

Year ended December 31, 1991.           -0-          -0-           -0-            (400)              1,380

Year ended December 31, 1992.           -0-          -0-           -0-            (400)                980

Year ended December 31, 1993.           -0-          -0-           -0-            (400)                580

Year ended December 31, 1994.           -0-          -0-           -0-            (400)                180

Year ended December 31, 1995.           -0-          -0-           -0-            (180)                -0-

Year ended December 31, 1996.           -0-          -0-           -0-             -0-                 -0-

Year ended December 31, 1997.           -0-          -0-           -0-             -0-                 -0-

Year ended December 31, 1998.           -0-          -0-           -0-             -0-                 -0-

Year ended December 31, 1999.           -0-          -0-           -0-             -0-                 -0-

Sale of Common stock for
    cash @ $.25 per share . .       444,000          444       110,556               0                   0

Net loss during period ended
    September 30, 2000. . . .             0            0             0        (104,764)                  0
----------------------------------------------------------------------------------------------------------
Balances, September 30, 2000.     8,444,000  $     8,444  $    104,556       ($106,764)  $           6,236
==========================================================================================================

   The accompanying notes are an integral part of these financial statements.

                                  MAYSCOM, INC.
                       STATEMENTS OF CASH FLOW (UNAUDITED)
          For the nine month periods ended September 30, 1999 and 2000

                                   June 13, 1990
                                       (inception)
                                   September 30,    to September 30,
                                             2000                1999        2000
----------------------------------------------------------------------------------

Operating Activities

Net Income (Loss) . . . . . . . .       ($104,764)                -0-   ($106,764)
Items not affecting cash:
    increase in accounts payable.           2,376                 -0-       2,376
                                   --------------   ----------------  ------------
Total working capital (used). . .        (102,388)                -0-    (106,764)
                                   --------------   ----------------  ------------
Increase (Decrease) in
working capital . . . . . . . . .       ($102,388)                -0-   ($106,764)
                                   --------------   ----------------  ------------
Cash flows from financing
activities; sale of common stock.         111,000                  0      113,000

Net increase (decrease) in cash .  $        8,612                 -0-  $    8,612
                                   --------------   ----------------  ------------
Cash at Beginning of Period . . .             -0-                 -0-         -0-

Cash at End of Period . . . . . .  $        8,612   $              0   $    8,612
                                   ==============   ================   ===========

   The accompanying notes are an integral part of these financial statements.

                                  MAYSCOM, INC.
                          (a Development Stage Company)
                        Notes to The Financial Statements
       December 31, 1999 and the periods ended September 30, 1999 and 2000


NOTES  TO  FINANCIAL  STATEMENTS

Mayscom, Inc., ("the Company") has elected to omit substantially all footnotes to the financial statements for the nine months ended September 30, 2000, since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in their Annual Report filed on Form 10-KSB for the Fiscal year ended December 31, 1999.

UNAUDITED  INFORMATION

The information furnished herein was taken from the books and records of the Company without audit. However, such information reflects all adjustments which are, in the opinion of management, necessary to properly reflect the results of the period presented. The information presented is not necessarily indicative of the results from operations expected for the full fiscal year.