Form 10KSB
period 2000-12-31
MAYSCOM INC
filed 2001-03-29
CIK 1104461

FORM 10-KSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

               [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                        Commission File Number:  0-30809

                      For the Year ended December 31, 2000


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

Registrant's  telephone  number,  including  area  code:         (504)  733-7419

Securities  registered  pursuant  to Section 12(b) of the Act: 8,444,000  Common
Stock

Yes [X] No [ ] (Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.)

[] (Indicate by check mark whether if disclosure of delinquent filers ( 229.405) is not and will not to the best of Registrant's knowledge be contained herein, in definitive proxy or information statements incorporated herein by reference or any amendment hereto.)

As  of  12/31/00 the number of shares of Common Stock outstanding was 8,444,000.

As of 12/31/00 the number of shares of Common Stock held by non-affiliates was 4,000,000.

                        Exhibit Index is found on page 13

PART  I                                                                        3

Item  1.  Description  of  Business                                            3
      (a)  Business  Development                                               3
      (b)  Business  of  the  Registrant                                       4

Item  2.  Description  of  Property                                            8

Item  3.  Legal  Proceedings                                                   8

Item  4.  Submission  of  Matters  to  a  Vote  of  Security  Holders          8

PART  II                                                                       8

Item  5.  Market  for  Common  Equity  and  Stockholder  Matters               8
      (a)  Market  Information                                                 8
      (b)  Holders                                                             8
      (c)  Dividends                                                           8
      (d)  Sales  of  Unregistered  Common  Stock  2000                        9

Item  6.  Management's  Discussion  and  Analysis  or Plan of Operation        9
      (a)  Plan  of  Operation:  Next  Twelve  Months                          9
      (b)  Discussion and Analysis of Financial Condition and Results of
           Operations                                                         10

Item  7.  Financial  Statements                                               11

Item  8.  Changes  In  and  Disagreements  With  Accountants
          on  Accounting  and  Financial  Disclosure                          11

PART  III                                                                     12

Item  9.  Directors and Executive Officers, Promoters and Control Persons     12

Item  10.  Executive  Compensation                                            12

Item  11.  Security Ownership of Certain Beneficial Owners and Management     12
      (a)  Changes  in  Control                                               13

Item  12.  Certain  Relationships  and  Related  Transactions                 13

Item  13.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K   13
      (a)  Financial  Statements                                              13
      (b)  Form  8-K  Reports                                                 13
      (c)  Exhibits                                                           13

                                     PART I


                        ITEM 1.  DESCRIPTION OF BUSINESS.


 (A)  BUSINESS  DEVELOPMENT.

      (1) FORM AND YEAR OF ORGANIZATION. This Corporation ("We", "Our",Us") was duly incorporated in Nevada on June 13, 1990, as NNN-Huntor Associates, Inc. On June 13, 1990, we issued 110,000 shares of common stock for organizational services and expenses to founder Miller Mays III, for provision of the initial business plan to enter the long-distance reselling business, and for services as the Registrant's Chief Executive Officer.

     Between June 15, 1990 and February 16, 1994, we issued a total of 90,000 to a total of 201 sophisticated investors, with pre-existing relationships with management, in separate issuances, all at $0.01 (then the par value of our common stock) per share, and all pursuant to section 4(2) of the Securities Act of 1933, as detailed in the following paragraph:

     On  June  15,  1990,  the  issuer  sold  10,225 new investment shares to 23 investors at par value $0.01 per share. On July 17, 1990, the issuer sold 425 investment shares to a single investor at par value $0.01 per share. On November 28, 1990, the issuer sold 8,665 new investment shares to 19 investors at par value $0.01 per share.

      On May 22, 1991, the issuer sold 12,770 new investment shares to 30 investors at par value $0.01 per share. On July 7, 1991, the issuer sold 4,335 new investment shares to 10 investors at par value $0.01 per share. On October
16, 1991, the issuer sold 12,440 new investment shares to 26 investors at par value $0.01 per share.

      On January 18, 1993, the issuer sold 15,030 new investment shares to 33 investors at par value $0.01 per share. On September 5, 1993 the issuer sold 12,670 new investment shares to 28 investors at par value $0.01 per share.

      On February 16, 1994 the issuer sold 13,440 new investment shares to 30 investors at par value $0.01 per share.

     As a result of the foregoing, we had 200,000 shares issued and outstanding as of February 16, 1994.

     On or about December 15, 1999, we made major changes to our business plan. On January 25, 2000, we reincorporated and restated our articles of incorporation to change our corporate name to its present name, to increase our authorized capital to the present 100,000,000 shares, and to change the par value of each share from $0.01 to the present $0.001. We then effected a 1 to 40 forward split of our common stock, such that the former 200,000 shares became 8,000,000 share issued and outstanding.

     On March 28, 2000, we placed 444,000 (post-forward) new investment shares to 13 highly sophisticated investors (with pre-existing relationships with management) at $0.25 per share.

     As a result of the foregoing, we have 8,444,000 shares issued and outstanding and 214 shareholders of record. There are no lock-up or shareholder pooling agreements between or among shareholders of this Registrant. All shares are owned and controlled independently by the persons to whom they are issued.

      Our  Internet  address  is  www.mayscom.bizland.com.

     REPORTING UNDER THE 1934 ACT. Following the effectiveness of this 1934 Act Registration of the common stock, certain periodic reporting requirements are now applicable. First and foremost, we are required to file an Annual Report on Form 10-K or 10-KSB, 90 days following the end of its fiscal year. The key element of such annual filing is Audited Financial Statements prepared in accordance with standards established by the Commission. A 1934 Act Registrant also reports on the share ownership of affiliates and 5% owners, initially, currently and annually. In addition to the annual reporting, a Registrant is required to file quarterly reports on Form 10-Q or 10-QSB, containing audited or un-audited financial statements, and reporting other material events. Some events are deemed material enough to require the filing of a Current Report on Form 8-K. Any events may be reported currently, but some events, like changes or disagreements with auditors, resignation of directors, major acquisitions and other changes require aggressive current reporting. All reports are filed and become public information.

     We were not required to register our common stock pursuant to Section 12(g) of the 1934 Act, but as a practical matter, we did so voluntarily in order to pursue acceptance for quotation on the Over-the-Counter Bulletin Board (OTCBB).

      (2) BANKRUPTCY, RECEIVERSHIP OR SIMILAR PROCEEDING. None from inception to date.


 (B)  BUSINESS  OF  THE  REGISTRANT.

      (1) PRINCIPAL PRODUCTS OR SERVICES AND THEIR MARKETS. After some years of frustration and inability to launch our intended operation, in late 1999, we made some major revisions to our original business plan to enter the long-distance reselling business. We have determined to purchase in bulk, and resell long distance services and provide businesses with connection to broadband services. We will offer our services across leased access to end-to-end broadband network with links to all the major markets in the United States and thereafter to the rest of the world.

    The market for provision of broadband services is projected to grow from approximately $178 billion in 1999 to approximately $360 billion by 2009. The network combines local and long-haul capacity with voice and data switching facilities and is capable of carrying a substantial portion of its users communications traffic from point of origin to point of termination.

      (2) DISTRIBUTION METHODS OF THE PRODUCTS OR SERVICES. We will purchase blocks of long distance services from the major carriers and then resell the service to businesses, much like the 10-10-220 providers, however without the requirement of dialing the access code numbers .

    Our core business will be that of providing client companies with access to the broadband network by the sub-contracting of hub site buildings and then providing the client with a connection to the hub site via microwave, a service known in the business as the last mile . Access to the broadband network allows a client company to access communications and information services, including: local and long distance services; always-on and dial-up Internet services; ATM, frame relay and IP data transport services; web hosting services; and LAN and WAN systems integration.

    Local communications service historically has been carried by incumbent local providers over their legacy networks. The portion of these legacy networks that ultimately connects to customer buildings, called the "last mile", is typically copper wire. Without enhancements, copper wire is poorly suited to support high-bandwidth services. The rapid growth of bandwidth-intensive communications services, such as Internet access, data transport, audio and video streaming and e-commerce applications, has created an increasingly acute shortage of transmission capacity across the last mile.

    Management believes that there are more than 750,000 commercial buildings in the United States. Only a small percentage of these buildings have broadband connections, most of which are made using fiber-optic cable. Further, construction of last-mile fiber connections has slowed substantially in recent years due to the high cost and long delays associated with extending fiber to most buildings. Since labor constitutes the largest cost component in the construction of last-mile fiber, we believe that it will become increasingly less cost effective to connect the majority of commercial buildings with last-mile fiber.

    Management also believes that its fixed wireless infrastructure will provide an optimal solution for delivering broadband capacity across the last mile. In contrast to fiber, the majority of the cost associated with establishing the our fixed wireless connections is related to technology and equipment, the cost of which has tended to decrease over time as the technology develops and becomes more widely used. As such, we will be able to connect customer buildings at a cost which is substantially less than that incurred in a fiber-build strategy. This significant cost advantage will enable us to economically deliver broadband capacity, services and applications to a larger addressable market than would otherwise be possible with fiber or other facilities-based broadband alternatives. Management believes that it will be able to bring broadband last-mile connections to a majority of commercial buildings in each of its target markets on a cost-effective basis. Where economically warranted or otherwise complementary to our overall system architecture, we may use fiber to establish the last-mile broadband connection to a building.

    Our typical customer will be serviced by placing a 10 to 12 inch digital microwave antenna on the roof of the customer's building. The customer's voice, data and video communications traffic will travel from the customer's premises over the building's internal wiring to this rooftop antenna. The traffic is then routed via wireless transmission to another antenna located on a nearby hub site building which has a direct line of site to the antenna on the customer's building. Hub sites serve as aggregation points for the reception and distribution of our customers' traffic. Hub sites are located to maximize the number of potential buildings from which such sites can receive and distribute this communications traffic. These hub sites are typically located on our intracity fiber rings, allowing traffic received there to continue on at broadband speeds to switching centers where it is routed to its final destination.

    We will use capacity in the 38 GHz spectrum and the 31 and 28 GHz, or LMDS spectrum, as well as other portions of the radio spectrum for its wireless connections. The system can provide customers with up to an OC-3 (more than 2,000 voice grade equivalents) of transmission capacity over a single wireless link, which is more than 2,700 times faster than the fastest dial-up service currently in general use. The capacity of these wireless links has risen dramatically in recent years and management expects that it will continue to expand as wireless technology advances.

    The system will deploy point-to-point and point-to-multipoint connections in our local network infrastructure. Point-to-point connections use a single dedicated link between two antennas having line of site to each other, one located on the customer's building and one at our hub site. Point-to-multipoint technology allows for simultaneous transmissions between a single hub site antenna and multiple customer building antennas to which it has line of sight.

    A point-to-multipoint connection allows for the cost of the hub site antenna to be allocated over numerous customer building sites, rather than just one, and reduces the capital expenditures necessary to bring broadband service to a particular customer building. In addition, the use of point-to-multipoint technology gives the Company the unique ability to allocate and share network capacity on an as-needed basis and supply customers with bandwidth-on-demand to address their dynamic capacity needs.

      (3) THE MAYSCOM BUSINESS STRATEGY. We expect that continued advances in technology will make available to businesses an increasingly comprehensive range of communications services and applications designed to help them operate more effectively. These services and applications will drive the continued increase in demand for broadband communications capacity. Our objective is to become a leading single-source provider of communications capacity, applications and related services for businesses in our target markets. The strategy is to exploit the low-cost characteristics of the our fixed wireless facilities to deliver last-mile, broadband connections to a wider market. The relatively low cost and comparatively short time required to connect our network to a building, as compared to fiber will allow us to offer broadband services to a far wider addressable market than is possible for fiber-based or other broadband service providers. Because this cost is relatively low, it can often be recaptured by revenues derived from a single customer in the building. As a result, the profitability of incremental customers increases dramatically.

      (4)  STATUS  OF  ANY  PUBLICLY  ANNOUNCED  NEW  PRODUCT  OR SERVICE. None.

      (5) COMPETITIVE BUSINESS CONDITIONS AND THE SMALL BUSINESS REGISTRANT'S COMPETITIVE POSITION IN THE INDUSTRY. We are entering a highly competitive industry. Competition is intense and the intensity can be expected to increase. Many larger and better capitalized firms may be expected to compete intensely for customers of like or similar services. The long distance telephony market and, in particular, the Internet telephony market, is highly competitive. There are several large and numerous small competitors, and we expect to face continuing competition based on price and service offerings from existing competitors and new market entrants in the future. The principal competitive factors in the market include price, quality of service, breadth of geographic presence, customer service, reliability, network capacity and the availability of enhanced communications services.

     Many of our competitors have substantially greater financial, technical and marketing resources, larger customer bases, longer operating histories, greater name recognition and more established relationships in the industry than we have. As a result, certain of these competitors may be able to adopt more aggressive pricing policies, which could hinder our ability to market our Internet telephony services. One of our key competitive advantages is the ability to route calls through Internet service providers, which allows us to bypass the international settlement process and realize substantial savings compared to traditional telephone service. Any change in the regulation of an Internet service provider could force us to increase prices and offer rates that are comparable to traditional telephone call providers. We believe that the primary competitive factors determining success in the Internet and IP communications market are: quality of service, the ability to meet and anticipate customer needs through multiple service offerings, responsive customer care services, and price. Future competition could come from a variety of companies both in the Internet and telecommunications industries. These industries include major companies who have greater resources and larger subscriber bases than we have, and have been in operation for many years. We also compete in the growing market of discount telecommunications services including calling cards, prepaid cards, call-back services, dial-around or 10-10 calling and collect calling services.

      Traditional Telecommunications Carriers. Several traditional telecommunications companies, including industry leaders such as AT&T, Sprint, Deutsche Telekom, MCI WorldCom and Qwest Communications International have recently announced their intention to offer enhanced Internet and IP communications services in both the United States and internationally. All of these competitors are significantly larger than we are and have substantially greater financial, technical and marketing resources, larger networks, a broader portfolio of services, stronger name recognition and customer loyalty, well-established relationships with many of our target customers, and an existing user base to which they can cross-sell their services

     In addition, we compete in the market for Internet telephony services with companies that produce software and other computer equipment that may be installed on a user's computer to permit voice communications over the Internet. Current Internet telephony products include VocalTec Communications, Ltd.'s Internet Phone, QuarterDeck Corporation's WebPhone and Microsoft's NetMeeting.
Also, a number of large companies, including Cisco Systems, Inc., Lucent Technologies, Inc., Northern Telecom Limited, Nuera Communications and Dialogic Corp. offer or plan to offer server-based Internet telephony products. These products are expected to allow communications over the Internet between parties using a multimedia PC and a telephone and between two parties using telephones.

      (6) SOURCES OF AND AVAILABILITY OF RAW MATERIALS AND THE NAMES OF PRINCIPAL SUPPLIERS. Not Applicable.

      (7) DEPENDENCE ON ONE OR A FEW MAJOR CUSTOMERS. Not Applicable. We have not launched operations.

      (8) PATENTS, TRADEMARKS, LICENSES, FRANCHISES, CONCESSIONS, ROYALTY AGREEMENTS OR LABOR CONTRACTS. None.

      (9) NEED FOR ANY GOVERNMENT APPROVAL OF PRINCIPAL PRODUCTS OR SERVICES AND STATUS. We are entering a regulated industry. We would expect to incur expenses to comply with regulations of the Federal Communications Commission as applicable to our business. There may be ancillary requirements to comply with State or Local regulations. We have yet to determine comprehensively all of the regulations which will apply to our business.

      (10) EFFECT OF EXISTING OR PROBABLE GOVERNMENTAL REGULATIONS ON THE BUSINESS. Congress has recently adopted legislation that regulates certain aspects of the Internet, including online content, user privacy, taxation, access charges, liability for third-party activities and jurisdiction. In addition, a number of initiatives pending in Congress and state legislatures would prohibit or restrict advertising or sale of certain products and services on the Internet, which may have the effect of raising the cost of doing business on the Internet generally. The European Union has also enacted several directives relating to the Internet, one of which addresses online commerce. In addition, federal, state, local and foreign governmental organizations are considering other legislative and regulatory proposals that would regulate the Internet. Increased regulation of the Internet may decrease its growth, which may negatively impact the cost of doing business via the Internet or otherwise materially adversely affect our business, results of operations and financial condition.

     The Federal Trade Commission has proposed regulations regarding the collection and use of personal identifying information obtained from individuals when accessing Web sites, with particular emphasis on access by minors. These regulations may include requirements that companies establish certain procedures to disclose and notify users of privacy and security policies, obtain consent from users for certain collection and use of information and to provide users with the ability to access, correct and delete personal information stored by the Company. These regulations may also include enforcement and redress provisions. There can be no assurance that we will adopt policies that conform to any regulations adopted by the FTC. Moreover, even in the absence of those regulations, the FTC has begun investigations into the privacy practices of companies that collect information on the Internet. One investigation resulted in a consent decree pursuant to which an Internet company agreed to establish programs to implement the principles noted above. We may become subject to a similar investigation, or the FTC's regulatory and enforcement efforts may adversely affect the ability to collect demographic and personal information from users, which could have an adverse effect on our ability to provide highly targeted opportunities for advertisers and electronic commerce marketers. Any of these developments would materially adversely affect our business, results of operations and financial condition.

     The European Union has adopted a directive that imposes restrictions on the collection and use of personal data. Under the directive, citizens of the European Union are guaranteed rights to access their data, rights to know where the data originated, rights to have inaccurate data rectified, rights to recourse in the event of unlawful processing and rights to withhold permission to use their data for direct marketing. The directive could, among other things, affect United States companies that collect information over the Internet from individuals in European Union member countries, and may impose restrictions that are more stringent than current Internet privacy standards in the United States. In particular, companies with offices located in European Union countries will not be allowed to send personal information to countries that do not maintain adequate standards of privacy. The directive does not, however, define what standards of privacy are adequate. As a result, the directive may adversely affect the activities of entities such as us that engage in data collection from users in European Union member countries.

     Several states have also proposed legislation that would limit the uses of personal user information gathered online or require online services to establish privacy policies. Changes to existing laws or the passage of new laws intended to address these issues could reduce demand for our services or increase the cost of doing business.

      (11) ESTIMATE OF AMOUNT SPENT ON RESEARCH AND DEVELOPMENT IN EACH OF LAST TWO YEARS. None.

      (12) COSTS AND EFFECTS OF COMPLIANCE WITH ENVIRONMENTAL LAWS. Not Applicable.

      (13) NUMBER OF TOTAL EMPLOYEES AND FULL-TIME EMPLOYEES. We have one Officer and Director at this time.

      (14) YEAR 2000 COMPLIANCE, EFFECT ON CUSTOMERS AND SUPPLIERS. We have encountered no Year 2000 compliance issues or problems.


                        ITEM 2.  DESCRIPTION OF PROPERTY.

     We have no property and enjoy the non-exclusive use of offices and telephone of its officers and attorneys. Reference is made to Note 5, Related Party Transactions, of the Registrant's Audited Financial Statements: "We neither own nor leases any real or personal property. Office services are provided without charge by a director. Such costs are immaterial to the financial statements and, accordingly have not been reflected therein."


                           ITEM 3.  LEGAL PROCEEDINGS.

     There are no legal proceedings pending, threatened or suspected, by or against us, as of the preparation of this Report.


          ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

                                      None.

                                     PART II


           ITEM 5.  MARKET FOR COMMON EQUITY AND STOCKHOLDER MATTERS.


 (A) MARKET INFORMATION. Our Common Stock has never traded Over the Counter on the Bulletin Board ("OTCBB"), or the Pink Sheets or otherwise. There has been no market activity of any kind in the securities of this Registrant.

 (B)  HOLDERS.  There  are  presently  214  shareholders  of  our  common stock.

 (C) DIVIDENDS. We have not paid any cash dividends on our Common Stock, and do not anticipate paying cash dividends on our Common Stock in the next year. We anticipate that any income generated in the foreseeable future will be retained for the development and expansion of our business. Future dividend policy is subject to the discretion of the Board of Directors and will depend upon a number of factors, including future earnings, debt service, capital requirements, business conditions, the financial condition of the Company and other factors that the Board of Directors may deem relevant.

 (D)  SALES  OF  UNREGISTERED  COMMON  STOCK  2000.  None.


     ITEM  6.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATION.


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

     Reference is made to Notes 2 and 3, Going Concern and Development Stage Company, of our Audited Financial Statements: Our financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has no current source of revenue and recurring loses. Without realization of additional capital, it would be unlikely for us to continue as a going concern. It is management's plan to seek additional capital through a merger with an existing operating company. We are a development stage company, concentrating substantially all of our efforts in raising capital and defining our business operations.

     Whereas consideration was given to attracting capital to achieve our plan, through a business combination, we have determined that such a plan is not feasible or attractive for our shareholders. We are not a candidate for acquisition and intend to pursue our business plan. Since the end of 1999, we have acquired cash of about $100,000.00. This amount is sufficient to sustain us in pre-launch development mode, but is not considered sufficient to launch operations. In order to achieve significant revenues, it will be necessary for us to pursue capital formation in two or more phases. The first phase will most likely be an additional private placement, or limited offering to accredited or sophisticated investors. We think that we would require an infusion of $250,000.00 to accomplish our first phase, to launch operations. These amounts would be allocated to legal and professional expenses to meet our regulatory requirements, both applicable to our business, and for our continued compliance with the Securities Exchange Act of 1934, for our continuing audit, for web-site maintenance and up-grades, and a minimal staff of a few employees. Unless we are able to achieve this level of additional funding, we may not be able to launch operations in the next twelve months. As a practical matter, we have exhausted our ability to raise funds as a non-trading company. In order to pursue capital expansion, our common stock must be quotable for purchase and sale in brokerage transactions, to provide investors with minimal confidence that a market value for our common stock can be ascertained.

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

 (B)  DISCUSSION  AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

      (1) OPERATIONS AND RESULTS FOR THE PAST TWO FISCAL YEARS. We have not launched our operations and have recently modified and substantially refined our business plan. We had no significant operations during the past several years. We have recorded no substantial revenues or expenses during that time. Beginning with this year 2000, we have incurred legal, professional and auditing expenses.




Balance Sheet:                            December 31       December 31
Selected Information                          2000              1999
-----------------------------------------------------------------------
Cash                                         $8,612                $0
                                        ------------------------------
Current Assets                                8,612                 0
                                        ------------------------------
Total Assets                                  8,612                 0
                                        ------------------------------
Accounts Payable                              8,004                 0
                                        ==============================
Total Liabilities                             8,004                 0
                                        ------------------------------
Common Stock                                  8,444             2,000
                                        ------------------------------
Paid-in Capital                             104,556                 0
                                        ------------------------------
Accumulated Deficit                        (112,392)           (2,000)
                                        ==============================
Total Equity                                    608                 0
                                        ------------------------------
Total Liabilities and                         8,612                 0
                                        ==============================

                                                                     Inception
                                            For the                  March 26,
                                             Years                     June 13
                                             Ended                      1990
                                            December                     To
                                              31                    December 31
                                             2000                       2000
--------------------------------------------------------------------------------
Operations
Selected  Information
Revenues:                                     $1,750                    $1,750
                                   --------------------------------------------
Total Revenues                                 1,750                     1,750
                                   --------------------------------------------
General & Administrative                    (112,142)                 (114,142)
                                   --------------------------------------------
Total Expenses                              (112,142)                 (114,142)
                                   --------------------------------------------
Net (Loss)                                  (110,392)                 (112,392)
===============================================================================
Net Loss per share                              (.01)                     (.02)

Weighted average shares                    8,333,000                 7,424,832
outstanding
===============================================================================

 (2) FUTURE PROSPECTS. Our business plan is deemed to be ambitious, in the light of competitive factors, and the need for substantial capital and investor support before significant revenues. The risks of business failure cannot be ignored. There is no assurance that we can attract the capital we need, and no guaranty that even if we achieve our desired funding, and launch operations, that our program will succeed. Even if successfully launched and funded, there is no guaranty that our business will prove profitable over time, or that new technologies will not obviate our program or impose on us additional costs to re-tool or change our method of operation.

     Investment in our corporation must be deemed highly speculative for the present and indefinite future. There can be no assurance that we will be successful in raising capital through private placements or otherwise. Even if we are successful in raising capital through the sources specified, there can be no assurances that any such financing would be available in a timely manner or on terms acceptable to us and our current shareholders, Additional equity financing could be dilutive to our then existing shareholders, and any debt financing could involve restrictive covenants with respect to future capital raising activities and other financial and operational matters.


                         ITEM 7.  FINANCIAL STATEMENTS.

     The Audit Committee of this Corporation for this fiscal year consists of our Director. Management is responsible for our internal controls and the financial reporting process. Our independent auditors are responsible for performing an independent audit of our financial statements in accordance with generally accepted accounting standards and to issue a report thereon. It is the responsibility of our Board of Directors to monitor and oversee these processes. In this context the Committee has met and held discussions with management and the independent accountants. Management recommended to the Committee that our financial statements were prepared in accordance with generally accepted accounting principles, and the Committee has reviewed and discussed the financial statements with Management and such independent accountants, matters required to be discussed by Statement on Auditing Standards No. 61 (Communication with Audit Committees). Our independent accountants also provided to the Committee the written disclosures required by Independence Board Standard No. 1 (Independence Discussions with Audit Committees), and the Committee discussed with the independent accountants that firm's independence.

     Based upon the Committee's discussions, and review, of the foregoing, the Committee recommended that our audited financial statements in our Annual Report on Form 10-KSB for the year ended December 31, 2000 be included and filed with the Securities and Exchange Commission.

     Audited Financial Statements for the years ended December 31, 2000 and from inception June 13, 1990 are attached as Exhibit 3.4 and incorporated herein by this reference. Our balance sheet and statement of operations have been substantially reproduced in the preceding Item 6.


             ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                     ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Reference is made to our previously filed Form 10-SB, and the Financial Statements (for the years ended December 31, 1999, 1998, and 1997) provided therewith, audited by Barry L. Friedman, P.C. Those financial statements reflected on assets, liabilities, revenues or expenses for those years. Our current auditor is Chisholm and Associates, commencing with this Annual Report. There has been no disagreement of any sort or kind between us and our auditors as to any item or matter during this period or at any time. No adverse opinion, disclaimer of opinion or opinions qualified or modified as to any uncertainly, audit scope or accounting has been rendered, issued or expressed, during the two preceding years or at any time. During the two most recent fiscal years and any subsequent interim period preceding the change, there were no disagreements with the former accountants on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which if not resolved to the satisfaction of the former accountants, would have caused it to make reference to the subject matter in our reports.


                                    PART III


    ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS.

     The following person is Director, having taken office from inception, to serve until his successors might be elected or appointed. The time of the next meeting of shareholders has not been determined and is not likely to take place before a targeted acquisition or combination is determined.

Miller L. Mays, III, 55, Sole Officer and Director, brings management experience to the Registrant, of which he has been the sole officer since its original inception, June 13, 1990. From 1994 until December 14, 1998 he was the president and CEO of Innovest Capital Sources Corporation, a Colorado corporation, and also president of Telco Holdings Corporation, a Joint Venture Partner with Grace Medical Billings of New Orleans. From 1989-1992 he was Vice President and C.E.O. of JDI International Telecommunications, Inc. (built an international toll system in Eastern Russia, which was sold to Midcom of Seattle); from 1987- 1991, Chairman of the Board of MRCS, the largest medical collection agency in Louisiana, and also President of PMF Capital, Inc. (Funded medical receivables). From 1981-1984, he was Vice President, Director and Founder of Telemarketing, Inc., a Long distance reseller; and from 1973-1979, District Manager of Ryder
Truck Rental, Inc. Mr. Mays was educated at Louisiana Tech University, Ruston Louisiana. He is a resident of Louisiana.


                        ITEM 10.  EXECUTIVE COMPENSATION.

     There is no present program of executive compensation, and no plan of compensation is expected to be adopted or authorized at any time before the launch of operations, which in turn, is not expected before our common shares are accepted for quotation on the NQB Pink Sheets or the OTCBB.


            ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                                 AND MANAGEMENT.

     To the best of our knowledge and belief the following disclosure presents the total security ownership of management and all persons, entities and groups, known to or discoverable by Registrant, to be the beneficial owner or owners of more than five percent of any voting class of Registrant's stock. More than one person, entity or group could be beneficially interested in the same securities, so that the total of all percentages may accordingly exceed one hundred percent of some or any classes. Please refer to explanatory notes if any, for clarification or additional information. The Registrant has only one class of stock; namely Common Stock.


 Name and Address of Beneficial Owner        Actual
                                            Ownership        %
----------------------------------------------------------------
Miller Mays III                             4,400,000      54.70
4 Normandy Drive
Kenner LA 70065
----------------------------------------------------------------
All Officers and Directors as a Group       4,400,000      54.70
----------------------------------------------------------------
Total Shares Issued and Outstanding .       8,444,000     100.00
----------------------------------------------------------------

 (A) CHANGES IN CONTROL. There are no arrangements known to us, including any pledge by any persons, of our securities, which may at a subsequent date result in a change of control.


            ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     None.


   ITEM 13.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.


 (A)  FINANCIAL  STATEMENTS.  Please  see  Exhibit  Index  following.

 (B)  FORM  8-K  REPORTS.  None.

 (C)  EXHIBITS.  Please  see  Exhibit  Index  following.

--------------------------------------------------------------------------------
Exhibit                      Description of Exhibit                      Page
--------------------------------------------------------------------------------
3.1      Articles  of  Incorporation:  January  21,  2000.                14
3.2      Articles  of  Amendment:  January  25,  2000.                    17
3.3      By-Laws                                                          19
FK-00    Audited  Financial Statements: for the year ended
        December 31, 2000, and from  inception  June  13,  1990.          28
--------------------------------------------------------------------------------


                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the individual capacities and on the date indicated.

Dated:  March  29,  2001

                                  MAYSCOM, INC.

                        (formerly NNN-HUNTOR ASSOCIATES)

                                       by


                               Miller L. Mays, III

                               Miller L. Mays, III
                            sole officer and director

--------------------------------------------------------------------------------
                                   EXHIBIT 3.1

                            ARTICLES OF INCORPORATION
--------------------------------------------------------------------------------

                            ARTICLES OF INCORPORATION
                                       OF
                           NNN-HUNTOR ASSOCIATES, INC.



     ARTICLE  I.  The  name  of  the  Corporation is NNN-HUNTOR ASSOCIATES, INC.

     ARTICLE II. Its principal office in the State of Nevada is 774 Mays Blvd. #10, Incline Village NV 89452. The initial resident agent for services of process at that address is N&R Ltd. Group, Inc

     ARTICLE III. The purposes for which the corporation is organized are to engage in any activity or business not in conflict with the laws of the State of Nevada or of the United States of America. The period of existence of the corporation shall be perpetual.

     ARTICLE IV. The corporation shall have authority to issue an aggregate of 100,000,000 shares of common voting equity stock of par value one mil ($0.001) per share, and no other class or classes of stock, for a total capitalization of $100,000. The corporation's capital stock may be sold from time to time for such consideration as may be fixed by the Board of Directors, provided that no consideration so fixed shall be less than par value.

     ARTICLE V. No shareholder shall be entitled to any preemptive or preferential rights to subscribe to any unissued stock or any other securities which the corporation may now or hereafter be authorized to issue, nor shall any shareholder possess cumulative voting rights at any shareholders meeting, for the purpose of electing Directors, or otherwise.

     ARTICLE VI. The name and address of the Incorporator of the corporation is William Stocker, Attorney at Law, 34700 Pacific Coast Highway, Suite 303, Capistrano Beach CA 92624, phone (949) 248-9561, fax (949) 248-1688. The affairs of the corporation shall be governed by a Board of Directors of not less than one (1) nor more than (7) persons. The Incorporator shall act as Sole Initial Director.

     ARTICLE VII. The Capital Stock, after the amount of the subscription price or par value, shall not be subject to assessment to pay the debts of the corporation, and no stock issued, as paid up, shall ever be assessable or assessed.

     ARTICLE VIII. The initial By-laws of the corporation shall be adopted by its Board of Directors. The power to alter, amend or repeal the By-laws, or adopt new By-laws, shall be vested in the Board of Directors, except as otherwise may be specifically provided in the By-laws.

     I THE UNDERSIGNED, being the Incorporator hereinbefore named for the purpose of forming a corporation pursuant the General Corporation Law of the State of Nevada, do make and file these Articles of Incorporation, hereby declaring and certifying that the facts herein stated are true, and accordingly have set my hand hereunto this Day,

Dated:  January  21,  2000.




                               /s/William Stocker
                                 William Stocker
                                 attorney at law
                                  Incorporator

                                       16


--------------------------------------------------------------------------------
                                   EXHIBIT 3.2

                              ARTICLES OF AMENDMENT
--------------------------------------------------------------------------------

     CERTIFICATE  OF  AMENDMENT  OF  ARTICLES  OF  INCORPORATION
                                       OF
                           NNN-HUNTOR ASSOCIATES, INC.

                (BEFORE PAYMENT OF CAPITAL OR ISSUANCE OF STOCK)


     The Incorporator/Directors of the Corporation William Stocker certifies that:

     1. He constitutes 100% of the original incorporators and directors of NNN-HUNTOR ASSOCIATES, INC.

     2. The Original Articles were filed in the Office of the Secretary of State on January 21, 2000.

     3. As of the date of this Certificate, no stock of the corporation has been issued.

     4.  They  hereby  adopt  the following amendment(s) to the Articles of this
Corporation:


     ARTICLE  I  IS  AMENDED  TO  READ  AS  FOLLOWS:

     ARTICLE  I.  The  Name  of  the  Corporation  is  Mayscom,  Inc.


     5.  In  all other respects, the Articles of Incorporation remain unchanged.

Dated:  January  24,  2000




/s/William  Stocker                                /s/William  Stocker
   William  Stocker                                   William  Stocker
   Incorporator  or  Director                         Incorporator  or  Director

                                       18


--------------------------------------------------------------------------------
                                   EXHIBIT 3.3

                                     BY-LAWS
--------------------------------------------------------------------------------

                                     BY-LAWS
                                       OF
                                  MAYSCOM, INC.
                              A NEVADA CORPORATION


                                    ARTICLE I
                                CORPORATE OFFICES


     The principal office of the corporation in the State of Nevada shall be located at 774 Mays Blvd. Suite 10, Incline Village NV 89451. The corporation may have such other offices, either within or without the State of incorporation as the board of directors may designate or as the business of the corporation may from time to time require.


                                   ARTICLE II
                             SHAREHOLDERS' MEETINGS

SECTION  1.  PLACE  OF  MEETINGS

     The directors may designate any place, either within or without the State unless otherwise prescribed by statute, as the place of meeting for any annual meeting or for any special meeting called by the directors. A waiver of notice signed by all stockholders entitled to vote at a meeting may designate any place, either within or without the State unless otherwise prescribed by statute, as the place for holding such meeting. If no designation is made, or if a special meeting be otherwise called, the place of meeting shall be the principal office of the corporation.

SECTION  2.  ANNUAL  MEETINGS

     The time and date for the annual meeting of the shareholders shall be set by the Board of Directors of the Corporation, at which time the shareholders shall elect a Board of Directors and transact any other proper business. Unless the Board of Directors shall determine otherwise, the annual meeting of the shareholders shall be held on the second Monday of March in each year, if not a holiday, at Ten o'clock A.M., at which time the shareholders shall elect a Board of Directors and transact any other proper business. If this date falls on a holiday, then the meeting shall be held on the following business day at the same hour.

SECTION  3.  SPECIAL  MEETINGS

     Special meetings of the shareholders may be called by the President, the Board of Directors, by the holders of at least ten percent of all the shares entitled to vote at the proposed special meeting, or such other person or persons as may be authorized in the Articles of Incorporation.

SECTION  4.  NOTICES  OF  MEETINGS

     Written or printed notice stating the place, day and hour of the meeting and, in the case of a special meeting, the purpose or purposes for which the meeting is called, shall be delivered not less than ten (10) days nor more than sixty (60) days before the date of the meeting, either personally or by mail, by the direction of the president, or secretary, or the officer or persons calling the meeting. If mailed, such notice shall be deemed to be delivered when deposited in the United States mail, addressed to the stockholder at his address as it appears on the stock transfer books of the corporation, with postage thereon prepaid.
Closing  of  Transfer  Books  or  Fixing  Record  Date.

     (a) For the purpose of determining stockholders entitled to notice of or to vote at any meeting of stockholders or any adjournment thereof, or stockholders entitled to receive payment of any dividend, or in order to make a determination of stockholders for any other proper purpose, the directors of the corporation may provide that the stock transfer books shall be closed for a stated period but not to exceed, in any case twenty (20) days. If the stock transfer books be closed for the purpose of determining stockholders entitled to notice or to vote at a meeting of stockholders, such books shall be closed for at least twenty
(20)  days  immediately  preceding  such  meeting.

     (b) In lieu of closing the stock transfer books, the directors may prescribe a day not more than sixty (60) days before the holding of any such meeting as the day as of which stockholders entitled to notice of the and to vote at such meeting must be determined. Only stockholders of record on that day are entitled to notice or to vote at such meeting

     (c) The directors may adopt a resolution prescribing a date upon which the stockholders of record are entitled to give written consent to actions in lieu of meeting. The date prescribed by the directors may not precede nor be more than ten (10) days after the date the resolution is adopted by directors.

SECTION  5.  VOTING  LIST.

     The officer or agent having charge of the stock transfer books for the shares of the corporation shall make, at least ten (10) days before each meeting of stockholders, a complete list of stockholders entitled to vote at such meeting, or any adjournment thereof, arranged in alphabetical order, with the address of and number of shares held by each, which list, for a period of ten
(10) days prior to such meeting, shall be kept on file at the principal office of the corporation and shall be subject to inspection by any stockholder at any time during usual business hours. Such list shall also be produced and kept open at the time and place of the meeting and shall be subject to the inspection of any stockholder during the whole time of the meeting. The original stock transfer book shall be prima facie evidence as to who are the stockholders entitled to examine such list or transfer books or to vote at the meeting of stockholders.

SECTION  6.  QUORUM.

     At any meeting of stockholders, a majority of fifty percent plus one vote, of the outstanding shares of the corporation entitled to vote, represented in person or by proxy, shall constitute a quorum at a meeting of stockholders. If less than said number of the outstanding shares are represented at a meeting, a majority of the outstanding shares so represented may adjourn the meeting from time to time without further notice. At such adjourned meeting at which a quorum shall be present or represented, any business may be transacted which might have been transacted at the meeting originally notified. The stockholders present at a duly organized meeting may continue to transact business until adjournment, notwithstanding the withdrawal of enough stockholders to leave less than a quorum.

SECTION  7.  PROXIES.

     At all meetings of the stockholders, a stockholder may vote by proxy executed in writing by the stockholder or by his duly authorized attorney in fact. Such proxy shall be filed with the secretary of the corporation before or at the time of the meeting. Such proxies may be deposited by electronic transmission.

SECTION  8.  VOTING.

     Each stockholder entitled to vote in accordance with the terms and provisions of the certificate of incorporation and these by-laws shall be entitled to one vote, in person or by proxy, for each share of stock entitled to vote held by such shareholder. Upon the demand of any stockholder, the vote for directors and upon any question before the meeting shall be by ballot. All elections for directors shall be decided by plurality vote; all other questions shall be decided by majority vote except as otherwise provided by the Certificate of Incorporation or the laws of Nevada.

SECTION  9.  ORDER  OF  BUSINESS.

     The order of business at all meetings of the stockholders, shall be as follows:

     a.     Roll  Call.
     b.     Proof  of  notice  of  meeting  or  waiver  of  notice.
     c.     Reading  of  minutes  of  preceding  meeting.
     d.     Reports  of  Officers.
     e.     Reports  of  Committees.
     f.     Election  of  Directors.
     g.     Unfinished  Business.
     h.     New  Business.


SECTION  10.  INFORMAL  ACTION  BY  STOCKHOLDERS.

     Unless otherwise provided by law, any action required to be taken, or any other action which may be taken, at a meeting of the stockholders, may be taken without a meeting if a consent in writing, setting forth the action so taken, shall be signed by all of the stockholders entitled to vote with respect to the subject matter thereof. Unless otherwise provided by law, any action required to be taken, or any other action which may be taken, at a meeting of the stockholders, may be taken without a meeting if a consent in writing, setting forth the action so taken, shall be signed by a Majority of all of the stockholders entitled to vote with respect to the subject matter thereof at any regular meeting called on notice, and if written notice to all shareholders is promptly given of all action so taken.

SECTION  11.  BOOKS  AND  RECORDS.

     The Books, Accounts, and Records of the corporation, except as may be otherwise required by the laws of the State of Nevada, may be kept outside of the State of Nevada, at such place or places as the Board of Directors may from time to time appoint. The Board of Directors shall determine whether and to what extent the accounts and the books of the corporation, or any of them, other than the stock ledgers, shall be open to the inspection of the stockholders, and no stockholder shall have any right to inspect any account or book or document of this Corporation, except as conferred by law or by resolution of the stockholders or directors. In the event such right of inspection is granted to the Stockholder(s) all fees associated with such inspection shall be the sole expense of the Stockholder(s) demanding the inspection. No book, account, or record of the Corporation may be inspected without the legal counsel and the accountants of the Corporation being present. The fees charged by legal counsel and accountants to attend such inspections shall be paid for by the Stockholder demanding the inspection.

                                   ARTICLE III
                               BOARD OF DIRECTORS

SECTION  1.  GENERAL  POWERS.

     The business and affairs of the corporation shall be managed by its board of directors. The directors shall in all cases act as a board, and they may adopt such rules and regulations for the conduct of their meetings and the management of the corporation, as they may deem proper, not inconsistent with these by-laws and the laws of this State.

SECTION  2.  NUMBER,  TENURE,  AND  QUALIFICATIONS.

     The number of directors of the corporation shall be a minimum of one (l) and a maximum of nine (7), or such other number as may be provided in the Articles of Incorporation, or amendment thereof. Each director shall hold office until the next annual meeting of stockholders and until his successor shall have been elected and qualified.

SECTION  3.  REGULAR  MEETINGS.

     A regular meeting of the directors, shall be held without other notice than this by-law immediately after, and at the same place as, the annual meeting of stockholders. The directors may provide, by resolution, the time and place for holding of additional regular meetings without other notice than such resolution.

SECTION  4.  SPECIAL  MEETINGS.

     Special meetings of the directors may be called by or at the request of the president or any two directors. The person or persons authorized to call special meetings of the directors may fix the place for holding any special meeting of the directors called by them.

SECTION  5.  NOTICE.

     Notice of any special meeting shall be given at least one day previously thereto by written notice delivered personally, or by telegram or mailed to each director at his business address. If mailed, such notice shall be deemed to be delivered when deposited in the United States mail so addressed, with postage thereon prepaid. The attendance of a director at a meeting shall constitute a waiver of notice of such meeting, except where a director attends a meeting for the express purpose of objecting to the transaction of any business because the meeting is not lawfully called or convened.

SECTION  6.  QUORUM.

     At any meeting of the directors fifty (50) percent shall constitute a quorum for the transaction of business, but if less than said number is present at a meeting, a majority of the directors present may adjourn the meeting from time to time without further notice.

SECTION  7.  MANNER  OF  ACTING.

     The act of the majority of the directors present at a meeting at which a quorum is present shall be the act of the directors.

SECTION  8.  NEWLY  CREATED  DIRECTORSHIPS  AND  VACANCIES.

     Newly created directorships resulting from an increase in the number of directors and vacancies occurring in the board for any reason except the removal of directors without cause may be filled by a vote of the majority of the directors then in office, although less than a quorum exists. Vacancies occurring by reason of the removal of directors without cause shall be filled by vote of the stockholders. A director elected to fill a vacancy caused by resignation, death or removal shall be elected to hold office for the unexpired term of his predecessor.

SECTION  9.  REMOVAL  OF  DIRECTORS.

     Any or all of the directors may be removed for cause by vote of the stockholders or by action of the board. Directors may be removed without cause only by vote of the stockholders.

SECTION  10.  RESIGNATION.

     A director may resign at any time by giving written notice to the board, the president or the secretary of the corporation. Unless otherwise specified in the notice, the resignation shall take effect upon receipt thereof by the board or such officer, and the acceptance of the resignation shall not be necessary to make it effective.

SECTION  11.  COMPENSATION.

     No compensation shall be paid to directors, as such, for their services, but by resolution of the board a fixed sum and expenses for actual attendance at each regular or special meeting of the board may be authorized. Nothing herein contained shall be construed to preclude any director from serving the corporation in any other capacity and receiving compensation therefor.

SECTION  12.  EXECUTIVE  AND  OTHER  COMMITTEES.

     The board, by resolution, may designate from among its members an executive committee and other committees, each consisting of one (l) or more directors. Each such committee shall serve at the pleasure of the board.


                                   ARTICLE IV
                                    OFFICERS


SECTION  1.  NUMBER.

     The officers of the corporation shall be the president, a secretary and a treasurer, each of whom shall be elected by the directors. Such other officers and assistant officers as may be deemed necessary may be elected or appointed by the directors.

SECTION  2.  ELECTION  AND  TERM  OF  OFFICE.

     The officers of the corporation to be elected by the directors shall be elected annually at the first meeting of the directors held after each annual meeting of the stockholders. Each officer shall hold office until his successor shall have been duly elected and shall have qualified or until his death or until he shall resign or shall have been removed in the manner hereinafter provided. In the event that no election of officers be held by the directors at that time, the existing officers shall be deemed to have been confirmed in office by the directors.

SECTION  3.  REMOVAL.

     Any officer or agent elected or appointed by the directors may be removed by the directors whenever in their judgment the best interest of the corporation would be served thereby, but such removal shall be without prejudice to contract rights, if any, of the person so removed.

SECTION  4.  VACANCIES.

     A vacancy in any office because of death, resignation, removal, disqualification or otherwise, may be filled by the directors for the unexpired portion of the term.

SECTION  5.  PRESIDENT.

     The president shall be the principal executive officer of the corporation and, subject to the control of the directors, shall in general supervise and control all of the business and affairs of the corporation. He shall, when present, preside at all meetings of the stockholders and of the directors. He may sign, with the secretary or any other proper officer of the corporation thereunto authorized by the directors, certificates for shares of the corporation, any deeds, mortgages, bonds, contracts, or other instruments which the directors have authorized to be executed, except in cases where the directors or by these by-laws to some other officer or agent of the corporation, or shall be required by law to be otherwise signed or executed; and in general shall perform all duties incident to the office of president and such other duties as may be prescribed by the directors from time to time.

SECTION  6.  CHAIRMAN  OF  THE  BOARD.

     In the absence of the president or in the event of his death, inability or refusal to act, the chairman of the board of directors shall perform the duties of the president, and when so acting, shall have all the powers of and be subject to all the restrictions upon the president. The chairman of the board of directors shall perform such other duties as from time to time may be assigned to him by the directors.

SECTION  7.  SECRETARY.

     The secretary shall keep the minutes of the stockholders' and of the directors' meetings in one or more books provided for that purpose, see that all notices are duly given in accordance with the provisions of these by-laws or as required, be custodian of the corporate records and of the seal of the corporation and keep a register of the post office address of each stockholder which shall be furnished to the secretary by such stockholder, have general charge of the stock transfer books of the corporation and in general perform all the duties incident to the office of secretary and such other duties as from time to time may be assigned to him by the president or by the directors.

SECTION  8.  TREASURER.

     If required by the directors, the treasurer shall give a bond for the faithful discharge of his duties in such sum and with such surety or sureties as the directors shall determine. He shall have charge and custody of and be responsible for all funds and securities of the corporation; receive and give receipts for moneys due and payable to the corporation from any source whatsoever, and deposit all such moneys in the name of the corporation in such banks, trust companies or other depositories as shall be selected in accordance with these by-laws and in general perform all of the duties incident to the office of treasurer and such other duties as from time to time may be assigned to him by the president or by the directors.

SECTION  9.  SALARIES.

     The salaries of the officers shall be fixed from time to time by the directors and no officer shall be prevented from receiving such salary by reason of fact that he is also a director of the corporation.


                                    ARTICLE V
                      CONTRACTS, LOANS, CHECKS AND DEPOSITS

SECTION  1.  CONTRACTS.

     The directors may authorize any officer or officers, agent or agents to enter into any contract or execute and deliver any instrument in the name of and on behalf of the corporation, and such authority may be general or confined to specific instances.


SECTION  2.  LOANS.

     No loans shall be contracted on behalf of the corporation and no evidences of indebtedness shall be issued in its name unless authorized by a resolution of the directors. Such authority may be general or confined to specific instances.

SECTION  3.  CHECKS,  DRAFTS,  ETC.

     All checks, drafts or other orders for the payment of money, notes or other evidences of indebtedness issued in the name of the corporation, shall be signed by such officer or officers, agent or agents of the corporation and in such manner as shall from time to time be determined by resolution of the directors.

SECTION  4.  DEPOSITS.

     All funds of the corporation not otherwise employed shall be deposited from time to time to the credit of the corporation in such banks, trust companies or other depositories as the directors may select.


                                   ARTICLE VI
                                   FISCAL YEAR

     The fiscal year of the corporation shall begin on the 1st day of January in each year, or on such other day as the Board of Directors shall fix.


                                   ARTICLE VII
                                    DIVIDENDS

     The directors may from time to time declare, and the corporation may pay, dividends on its outstanding shares in the manner and upon the terms and conditions provided by law.

                                  ARTICLE VIII
                                      SEAL

     The directors may provide a corporate seal which shall have inscribed thereon the name of the corporation, the state of incorporation, year of incorporation and the words, "Corporate Seal".


                                   ARTICLE IX
                                WAIVER OF NOTICE

     Unless otherwise provided by law, whenever any notice is required to be given to any stockholder or director of the corporation under the provisions of these by-laws or under the provisions of the articles of incorporation, a waiver thereof in writing, signed by the person or persons entitled to such notice, whether before or after the time stated therein, shall be deemed equivalent to the giving of such notice.


                                    ARTICLE X
                                   AMENDMENTS

     These by-laws may be altered, amended or repealed and new by-laws may be adopted in the same manner as their adoption, by the Board of Directors if so adopted; by a vote of the stockholders representing a majority of all the shares issued and outstanding, if so adopted or adopted by the Board of Directors; or, in any case, at any annual stockholders' meeting or at any special stockholders' meeting when the proposed amendment has been set out in the notice of such meeting.


                                  CERTIFICATION

     THE SECRETARY of the Corporation hereby certifies that the foregoing is a true and correct copy of the By-Laws of the Corporation named in the title thereto and that such By-Laws were duly adopted by the Board of Directors of said Corporation on the date set forth below.

EXECUTED,  AND  CORPORATE  SEAL  AFFIXED,  this  day  of  January  25,  2000.



                               /s/Miller Mays III
                                 Miller Mays III
                                    Secretary

                                       27


--------------------------------------------------------------------------------
                                   EXHIBIT FK-00

                          AUDITED FINANCIAL STATEMENTS:

                      FOR THE YEAR ENDED DECEMBER 31, 2000,
                        AND FROM INCEPTION JUNE 14, 1990
--------------------------------------------------------------------------------

                                  MAYSCOM, INC.
                          (a Development Stage Company)
                              Financial Statements
                                December 31, 2000

                                       29


                                 C O N T E N T S



Independent  Auditors'  Report                                     31

Balance  Sheet                                                     32

Statements  of  Operations                                         33

Statements  of  Stockholders'  Equity                              34

Statements  of  Cash  Flows                                        35

Notes  to  the  Financial                                          36

                          INDEPENDENT AUDITOR'S REPORT



To the Board of Directors and Stockholders of Mayscom, Inc.

We have audited the accompanying balance sheet of Mayscom, Inc. (a Development Stage Company) as of December 31, 2000 and the related statements of operations, stockholders' equity and cash flows for the year then ended and from inception on June 13, 1990 through December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mayscom, Inc. (a Development Stage Company) as of December 31, 2000 and the results of its operations and cash flows for the year then ended and from inception on June 13, 1990 through December 31, 2000 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2, the Company's recurring operating losses and lack of working capital raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to those matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/Chisholm & Associates
Chisholm & Associates
North  Salt  Lake,  Utah
March  23,  2001

                                  MAYSCOM, INC.
                          (a Development Stage Company)
                                  Balance Sheet


                                     ASSETS

                                                        December  31,
                                                             2000
----------------------------------------------------------------------

Current  assets
   Cash                                                  $     8,612
                                                       -------------
Total  Current  Assets                                         8,612
                                                       -------------
      Total  Assets                                      $     8,612
                                                       =============

     LIABILITIES  AND  STOCKHOLDERS'  EQUITY

Current  Liabilities
   Accounts  payable                                           8,004
                                                       -------------
Total  Current  Liabilities                                    8,004
                                                       -------------

Stockholders'  Equity

Common  Stock,  authorized
100,000,000  shares  of  $.001  par  value,
issued  and  outstanding  8,444,000  shares                   8,444
Additional  Paid  in  Capital                               104,556
Deficit  Accumulated  During  the
Development  Stage                                         (112,392)
                                                       ------------
Total  Stockholders'  Equity                                    608
                                                       ------------

Total Liabilities and Stockholders' Equity              $     8,612
                                                       ============

                                  MAYSCOM, INC.
                          (a Development Stage Company)
                            Statement of Operations


                                                           From  inception  on
                                         For  the            June  13,  1990
                                       Year  Ended               through
                                       December  31,           December  31,
                                           2000                    2000
--------------------------------------------------------------------------------

Revenues:                                 $     1,750              $     1,750

Expenses:
General  and  administrative                  112,142                  114,142
                                          -------------------------------------
          Total  Expenses                     112,142                  114,142
                                          -------------------------------------
Net  Loss                                 $  (110,392)             $  (112,392)
                                          =====================================
Net  Loss  Per  Share                     $      (.01)             $      (.02)
                                          =====================================
Weighted average shares outstanding         8,333,000                7,424,832
                                          =====================================

  The accompanying notes are an integral part of these financial statements.

                                  MAYSCOM, INC.
                          (a Development Stage Company)
                        Statement of Stockholders' Equity


                                                                                              Deficit
                                                                                            Accumulated
                                                                            Additional      During  the
                                                 Common  Stock                paid-in       Development
                                           Shares           Amount            capital          Stage
--------------------------------------------------------------------------------------------------------

Common stock, issued  to  organizers  for
organization costs at $0.0 per share     4,400,000     $     4,400       $      (3,300)    $        0

Stock issued for cash at
$0.0 per share                             772,600             773                (580)             0

Net  loss  for the year ended
December 31, 1990                                0               0                   0           (220)
                                  --------------------------------------------------------------------
Balance,  December  31,  1990            5,172,600           5,173              (3,880)          (220)

Stock  issued  for cash at
$0.0 per share                           1,181,800           1,181                (886)             0

Net  loss  for  the  year  ended
December  31,  1991                              0               0                   0           (400)
                                  --------------------------------------------------------------------
Balance, December 31, 1991               6,354,400           6,354              (4,766)          (620)

Net  loss  for  the  year  ended
December 31, 1992                                0               0                   0           (400)
                                  --------------------------------------------------------------------
Balance,  December  31,  1992            6,354,400           6,354              (4,766)        (1,020)

Stock  issued  for cash at
$0.0 per share                           1,108,000           1,108                (831)             0

Net  loss  for  the  year  ended
December  31,  1993                              0               0                   0           (400)
                                  --------------------------------------------------------------------
Balance,  December  31,  1993            7,462,400           7,462              (5,597)        (1,420)

Stock  issued for cash at
$0.0 per share                             537,600             538                (403)             0

Net  loss  for  the  year  ended
December  31,  1994                              0               0                   0           (400)
                                  --------------------------------------------------------------------
Balance,  December  31,  1994            8,000,000           8,000              (6,000)        (1,820)

Net  loss  for the year ended
December 31, 1995                                0               0                   0           (180)
                                  --------------------------------------------------------------------
Balance,  December  31,  1995            8,000,000           8,000              (6,000)        (2,000)

Stock issued for cash at
$0.025 per share - March 00                444,000             444             110,556              0

Net loss for the year ended
December 31, 2000                                0               0                   0       (110,392)
                                  --------------------------------------------------------------------
Balance, December 31, 2000               8,444,000     $     8,444       $     104,556       (112,392)
                                  ====================================================================

   The accompanying notes are an integral part of these financial statements.

                                  MAYSCOM, INC.
                          (a Development Stage Company)
                             Statement of Cash Flows


                                                               From inception on
                                              For  the            June 13, 1990
                                            Year  Ended             through
                                            December  31,        December  31,
                                                2000                 2000
--------------------------------------------------------------------------------

Cash  Flows  form  Operating  Activities:
Net  loss                                  $     (110,392)     $     (112,392)
Adjustments  to  reconcile  net  loss  to  net
cash  used  by  operations:
Stock  issued  for  services                            0               1,100
Accounts  payable                                   8,004               8,004
                                           -----------------------------------
Net Cash Used by Operating Activities            (102,388)           (103,288)
                                           -----------------------------------
Cash  Flows  from  Investment  Activities:

Net  Cash  Used  by  Investing  Activities              0                   0
                                           -----------------------------------
Cash  Flows  from  Financing  Activities:
Issued  common  stock  for  cash                  111,000             111,900
                                           -----------------------------------
Net Cash Provided by Financing Activities         111,000             111,900
                                           -----------------------------------
Net  increase  in  cash                             8,612               8,612

Cash,  beginning  of  period                            0                   0
                                           -----------------------------------
Cash,  end  of  period                        $     8,612         $     8,612
                                           ===================================

   The accompanying notes are an integral part of these financial statements.

                                  MAYSCOM, INC
                          (a Development Stage Company)
                        Notes to the Financial Statements
                                December 31, 2000

NOTE  1  -  Summary  of  Significant  Accounting  Policies

     a.     Organization

     NNN Huntor Associates Inc. (the Company) was incorporated on June 13, 1990 under the laws of the state of Nevada. On January 24, 2000, the shareholders of the Company approved a name change to Mayscom, Inc. and approved a 1:40 common stock split. As a result, the 200,000 issued and outstanding shares of common stock were converted to 8,000,000 shares of common. The financial statements and notes have been restated to reflect this split as if it had occurred from inception. The Company has had limited operations in the form of consulting revenue and is in the development stage according to Financial Accounting Standards Board Statement No. 7.

     b     Accounting  Method

          The Company recognizes income and expense on the accrual basis of accounting.

     c.     Loss  Per  Share
                    The computation of loss per share of common stock is based on the weighted average number of shares outstanding at the date of the financial statements.

d.
e.          Cash  and  Cash  Equivalents

     The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents.

d.               Provision  for  Income  Taxes

     No provision for income taxes has been recorded due to net operating loss carry forwards totaling approximately $112,392 that will be offset against future taxable income. These NOL carry forwards begin to expire in the year 2010. No tax benefit has been reported in the financial statements because the Company believes there is a 50% or greater chance the carry forward will expire unused.

Deferred tax assets and the valuation account is as follows at December 31, 2000.

     Deferred  tax  asset:
NOL  carry  forward        $     38,200
Valuation  allowance            (38,200)
                          --------------
Total                      $          0
                          ==============

                                  MAYSCOM, INC.
                          (a Development Stage Company)
                        Notes to the Financial Statements
                                December 31, 2000

NOTE  1  -  Summary  of  Significant  Accounting  Policies  (continued)


     f.     Use  of  Estimates  in  the  Preparation  of  Financial  Statements

          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and expenses during the reporting period. In these financial statements, assets, liabilities and expenses involve extensive reliance on management's estimates. Actual results could differ from those estimates.

NOTE  2  -  Going  Concern

          The accompanying financial statements have been prepared assuming that
the  Company will               continue as a going concern. The Company has had
recurring  operating  losses  and  is  dependent
     upon financing to continue operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. It is management's plan to raise additional equity from the sale of the Company's authorized common stock and to issue the Company's common stock in exchange for necessary services.

NOTE  3  -  Development  Stage  Company

     The Company is a development stage company as defined in Financial Accounting Standards Board Statement No. 7. It is concentrating substantially all of its efforts in raising capital and defining its business operation in order to generate significant revenues.

NOTE  4  -  Related  Party  Transactions

     During the year, the Company incurred $69,820 in accounting and other professional fees to Intrepid International, a shareholder. The total amount owed to this shareholder for these services at December 31, 2000 is $8,004.

NOTE  5  -  Equity

     In January 2000, the Company's shareholders approved a 1:40 stock split of issued and outstanding common stock and changed the par value from $0.01 to $0.001 per share. As a result, the 200,000 shares of common stock issued and outstanding were converted into 8,000,000 shares of common stock. The financial statements and notes have been stated to reflect the split as if it had occurred at inception.

     During 1990, the Company issued 4,400,000 shares of common stock for services valued at $0.0 per shares ($1,100).

                                  MAYSCOM, INC.
                          (a Development Stage Company)
                        Notes to the Financial Statements
                                December 31, 2000

NOTE  5  -  Equity  (continued)

     During 1990, the Company issued 772,600 shares of common stock for cash of $193 or $0.0 per share.

     During 1991, the Company issued 1,181,800 shares of common stock for cash of $295 or $0.0 per share.

     During 1993, the Company issued 1,108,000 shares of common stock for cash of $277 or $0.0 per share.

     During 1994, the Company issued 537,600 shares of common stock for cash of $135 or $0.0 per share.

          During 2000, the Company issued 444,000 shares of common stock for cash of $111,000 or $0.25 per share.

