Form 10QSB
period 2001-03-31
MAYSCOM INC
filed 2001-05-15
CIK 1104461

--------------------------------------------------------------------------------
                                  M.L. Mays III
                                    PRESIDENT
                                  Mayscom, Inc.
                        4 Normandy Drive, Kenner LA 70065
            (Name and Address of Person Authorized to Receive Notices
          and Communications on Behalf of the Person Filing Statement)
--------------------------------------------------------------------------------
                                 WITH A COPY TO:
                             KARL E. RODRIGUEZ, ESQ
                              24843 Del Prado, #318
                              Dana Point, CA 92629
                                 (949) 248-9561
                               fax (949) 248-1688
--------------------------------------------------------------------------------



                                  United States
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


              [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                        Commission File Number:  0-30809

                      For the Quarter ended March 31, 2001


                                  MAYSCOM, INC.


  Nevada
(Jurisdiction  of  Incorporation)

4  Normandy  Drive,  Kenner  LA                                            70065
(Address  of  principal  executive  offices)                         (Zip  Code)

Registrant's  telephone  number,  including  area  code:         (504)  908-3944


As of March 31, 2001, 8,444,000 shares of Common stock were issued and outstanding.



Transitional  Small  Business  Disclosure  Format  (check one): yes [ ]   no [X]

                          PART I: FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS.

     The financial statements, for the three months ended March 31, 2001, included herein have been prepared by the Company, without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnotes disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information not misleading.

             The Remainder of this Page is Intentionally left Blank

                                  MAYSCOM, INC.
                                 BALANCE SHEETS
                    FOR DECEMBER 31, 2000 AND MARCH 31, 2001

                                              March 31,    December 31,
                                                    2001            2000
                                              -----------  --------------
                                               Unaudited)
ASSETS
CURRENT ASSETS
Cash . . . . . . . . . . . . . . . . . . . .  $    6,112   $       8,612
Total Current Assets . . . . . . . . . . . .       6,112           8,612
TOTAL ASSETS . . . . . . . . . . . . . . . .  $    6,112   $       8,612
                                              ===========  ==============

LIABILITIES & STOCKHOLDERS' EQUITY
LIABILITIES
Accounts payable . . . . . . . . . . . . . .  $   11,269   $       8,004
                                              -----------  --------------
Total Accounts payable . . . . . . . . . . .      11,269           8,004

STOCKHOLDERS' EQUITY

Common Stock, $.001 par value; authorized
100,000,000 shares; issued and outstanding,
8,444,000 shares and 8,444,000 shares. . . .       8,444           8,444
Additional paid-in capital . . . . . . . . .     104,556         104,556
Accumulated Surplus (Deficit). . . . . . . .    (118,157)       (112,392)
                                              -----------  --------------
Total Stockholders' Equity . . . . . . . . .      (5,157)            608
                                              -----------  --------------
STOCKHOLDERS' EQUITY . . . . . . . . . . . .  $    6,112   $       8,612
                                              ===========  ==============

                                  MAYSCOM, INC.
                      STATEMENTS OF OPERATIONS (UNAUDITED)
                            March 31, 2000 and 2001

                                                                      From
                                                                   Inception
                                                                    (June
                                                                  13, 1990) to
                                                 March 31,         March 31,
                                            2001         2000         2001
                                      -----------  -----------  -----------
Revenues . . . . . . . . . . . . . .         -0-          -0-   $    1,750
                                      -----------  -----------  -----------
General and Administrative expenses.       5,765        4,250      119,907
Net Loss from Operations . . . . . .      (5,765)      (4,250)    (118,157)
                                      -----------  -----------  -----------
Net Income (Loss). . . . . . . . . .     ($5,765)     ($4,250)   ($118,157)
                                      ===========  ===========  ===========
Loss per Share . . . . . . . . . . .  $  0.00068   $  0.00053   $  0.01574
                                      ===========  ===========  ===========
Weighted Average
    Shares Outstanding . . . . . . .   8,444,000    8,000,000    7,504,472
                                      ===========  ===========  ===========

                                  MAYSCOM, INC.
                  STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
    For the period from inception (June 13, 1990) through December 31, 1990,
      And for the years ended December 31, 1991 through December 31, 2000
                      And the period ended March 31, 2001

                                                                                             Deficit
                                                                                           Accumulated
                                                                               Additional   During the
                                                      Number of    Par          Paid-In     Development
                                                      Shares       Value        Capital        Stage
                                                      -----------  -----------  --------  -------------
Common stock, issued to organizers for
organization costs at $0.0 per share . . . . . . . .    4,400,000  $     4,400  ($3,300)  $          0
Stock issued for cash at $0.0 per share. . . . . . .      772,600          773     (580)             0
Net loss for the year ended December 31, 1990. . . .            0            0        0           (220)
                                                      -----------  -----------  --------  -------------
Balance, December 31, 1990 . . . . . . . . . . . . .    5,172,600        5,173   (3,880)          (220)
Stock issued for cash at $0.0 per share. . . . . . .    1,181,800        1,182     (886)             0
Net loss for the year ended December 31, 1991. . . .            0            0        0           (400)
                                                      -----------  -----------  --------  -------------
Balance, December 31, 1991 . . . . . . . . . . . . .    6,354,400        6,354   (4,766)          (620)
Net loss for the year ended December 31, 1992. . . .            0            0        0           (400)
                                                      -----------  -----------  --------  -------------
Balance, December 31, 1992 . . . . . . . . . . . . .    6,354,400        6,354   (4,766)        (1,020)
Stock issued for cash at $0.0 per share. . . . . . .    1,108,000        1,108     (831)             0
Net loss for the year ended December 31, 1993. . . .            0            0        0           (400)
                                                      -----------  -----------  --------  -------------
Balance, December 31, 1993 . . . . . . . . . . . . .    7,462,400        7,462   (5,597)        (1,420)
Stock issued for cash at $0.0 per share. . . . . . .      537,600          538     (403)             0
Net loss for the year ended December 31, 1994. . . .            0            0        0           (400)
                                                      -----------  -----------  --------  -------------
Balance, December 31, 1994 . . . . . . . . . . . . .    8,000,000        8,000   (6,000)        (1,820)
Net loss for the year ended December 31, 1995. . . .            0            0        0           (180)
                                                      -----------  -----------  --------  -------------
Balance, December 31, 1995 . . . . . . . . . . . . .    8,000,000        8,000   (6,000)        (2,000)
Stock issued for cash at $0.025 per share - March 00      444,000          444  110,556              0
Net loss for the year ended December 31, 2000. . . .            0            0        0       (110,392)
                                                      -----------  -----------  --------  -------------
Balance, December 31, 2000 . . . . . . . . . . . . .    8,444,000        8,444  104,556       (112,392)
Net loss for the period ended March 31, 2001 . . . .            0            0        0         (5,765)
                                                      -----------  -----------  --------  -------------
Balance, March 31, 2001. . . . . . . . . . . . . . .    8,444,000        8,444  104,556       (118,157)

                                  MAYSCOM, INC.
                      STATEMENTS OF CASH FLOW (UNAUDITED)
                            March 31, 2000 and 2001

                                                              From
                                                            Inception
                                                             (June
                                                          13, 1990) to
                                            March 31,       March 31,
Operating Activities. . . . . . .       2001      2000        2001
                                   ----------  --------  ----------
Net Income (Loss) . . . . . . . .    ($5,765)  ($4,250)  ($118,157)
Items not affecting cash:
    Stock issued for services . .          0         0       1,100
    increase in accounts payable.      3,265     4,250      11,269
                                   ----------  --------  ----------
Total working capital (used). . .     (2,500)      -0-    (105,788)
                                   ----------  --------  ----------
Increase (Decrease) in
working capital . . . . . . . . .     (2,500)      -0-    (105,788)
                                   ----------  --------  ----------
Cash flows from financing
activities; sale of common stock.          0         0     111,900

Net increase (decrease) in cash .     (2,500)      -0-       6,112
                                   ----------  --------  ----------

Cash at Beginning of Period . . .      8,612       -0-         -0-

Cash at End of Period . . . . . .      6,112       -0-       6,112
                                   ==========  ========  ==========

                                  MAYSCOM, INC.
                          (a Development Stage Company)
                        Notes to The Financial Statements
                                 March 31, 2001


NOTES  TO  FINANCIAL  STATEMENTS

Mayscom, Inc., ("the Company") has elected to omit substantially all footnotes to the financial statements for the period ended March 31, 2001, since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in their Annual Report filed on Form 10-KSB for the Fiscal year ended December 31, 2000.

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

              ITEM 2. DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

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

      (2)  SUMMARY  OF  PRODUCT  RESEARCH  AND  DEVELOPMENT.  None.

      (3)  EXPECTED  PURCHASE  OR SALE OF PLANT AND SIGNIFICANT EQUIPMENT. None.

      (4)  EXPECTED  SIGNIFICANT  CHANGE  IN  THE  NUMBER  OF  EMPLOYEES.  None.

 (A) DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. We have had no revenues or activity since our inception except for our Registration of our common stock, pursuant to section 12(g) of the Securities Exchange Act of 1934.


                           PART II: OTHER INFORMATION

ITEM  1.  LEGAL  PROCEDINGS.  None

ITEM  2.  CHANGES  IN  SECURITIES.  None

ITEM  3.  DEFAULTS  ON  SENIOR  SECURITIES.  None

ITEM  4.  SUBMISSION  OF  MATTERS  TO  VOTE  OF  SECURITY  HOLDERS.  None

ITEM  5.  OTHER  INFORMATION.  None

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K.  None.


                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-Q Report for the Quarter ended March 31, 2001, has been signed below by the following person on behalf of the Registrant and in the capacity and on the date indicated.


Dated:  May  15,  2001
                                  MAYSCOM, INC.

                                       by


                               /s/Miller Mays III
                                 Miller Mays III
                            sole officer and director