Form 10QSB/A
period 2001-03-31
MAYSCOM INC
filed 2001-05-16
CIK 1104461

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

                                  FORM 10-QSB-A

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


                                  INTRODUCTION

    This Amendment is filed to add Part I, Item 2 (b) Management's Analysis.


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

              ITEM 2. DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

 (A) CASH REQUIREMENTS AND OF NEED FOR ADDITIONAL FUNDS, TWELVE MONTHS. We have substantial cash requirements for the next twelve months, for the reason that we anticipate considerable expenses in researching and compliance with regulatory filings, and launching our activities during the next twelve months, in addition to compliance with our reporting requirements.

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

      (1)  SUMMARY  OF  PRODUCT  RESEARCH  AND  DEVELOPMENT.  None.

      (2)  EXPECTED  PURCHASE  OR SALE OF PLANT AND SIGNIFICANT EQUIPMENT. None.

      (3)  EXPECTED  SIGNIFICANT  CHANGE  IN  THE  NUMBER  OF  EMPLOYEES.  None.

 (B) DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. We had minimal non-recurring revenues or and virtually no activity since our inception except for our Registration of our common stock, pursuant to section 12(g) of the Securities Exchange Act of 1934. These Revenues occurred during year 2001 as follows:



                                           Inception
                                           March 26,
                               For the      June 13,
                                Years        1990
                                Ended         To
                             December 31    March31
                                 2000        2001
---------------------------------------------------
 Operations
 Selected Information
Revenues: . . . . . . . .  $    1,750   $   1,750
                           -----------  ----------
 Total Revenues . . . . .       1,750       1,750
                           -----------------------
General & Administrative.    (112,142)   (119,907)
                           -----------  ----------
 Total Expenses . . . . .    (112,142)   (119,907)
                           -----------------------
Net (Loss). . . . . . . .    (110,392)   (118,157)
                           =======================



     We have had no revenues during the current 2001 quarter or comparable quarter of 2000. Our general and administrative expeses from inception and in the previous year were due to non-recurring legal and professional expenses.

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

