Form 10QSB
period 2001-06-30
MAYSCOM INC
filed 2001-07-19
CIK 1104461

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

              [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 2001


                        Commission File Number:  0-30809


                                  MAYSCOM, INC.
        (Exact name of small business issuer as specified in its charter)

Nevada                                                                91-2019712
(Jurisdiction  of  Incorporation)        (I.R.S. Employer Identification Number)

4  Normandy  Drive,  Kenner  LA                                            70065
(Address  of  principal  executive  offices)                         (Zip  Code)


Registrant's  telephone  number,  including  area  code:         (504)  908-3944


As of June 30, 2001, 8,444,000 shares of Common stock were issued and outstanding.


Transitional  Small  Business  Disclosure  Format  (check one): yes [ ]   no [X]



                          PART I: FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS.

     The financial statements, for the three months and six ended June 30, 2001, included herein have been prepared by the Company, without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information not misleading.

                                        1


                                            MAYSCOM, INC.
                                     BALANCE SHEETS (UNAUDITED)
                               for December 31, 2000 and June 30, 2001

                                                   June 30,    December 31,
                                                     2001          2000
                                                  ----------  --------------
                                                  (Unaudited)

                                     ASSETS
CURRENT ASSETS
  Cash . . . . . . . . . . . . . . . . . . . . .  $     112   $       8,612
  Total Current Assets . . . . . . . . . . . . .        112           8,612
TOTAL ASSETS . . . . . . . . . . . . . . . . . .  $     112   $       8,612
                                                  ==========  ==============


                       LIABILITIES & STOCKHOLDERS' EQUITY

LIABILITIES

  Accounts payable . . . . . . . . . . . . . . .  $  12,662   $       8,004
                                                  ----------  --------------
Total Accounts payable . . . . . . . . . . . . .     12,662           8,004
STOCKHOLDERS' EQUITY

  Common Stock, $.001 par value; authorized
    100,000,000 shares; issued and outstanding,
    8,444,000 shares and 8,444,000 shares. . . .      8,444           8,444
  Additional paid-in capital . . . . . . . . . .    104,556         104,556
  Accumulated Surplus (Deficit). . . . . . . . .   (125,550)       (112,392)
                                                  ----------  --------------
Total Stockholders' Equity . . . . . . . . . . .    (12,550)            608
                                                  ----------  --------------
STOCKHOLDERS' EQUITY . . . . . . . . . . . . . .  $     112   $       8,612
                                                  ==========  ==============

                  The accompanying notes are an integral part
                         of these financial statements.

                                        2


                                  MAYSCOM, INC.
                            STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                             June 30, 2000 and 2001

                                                                                                From
                                                                                             Inception
                                From April    From April    From January    From January       (June
                                1, 2001 to    1, 2000 to      1, 2001 to     1, 2000 to     13, 1990) to
                                 June 30,       June 30,       June 30,       June 30,        June 30,
                                   2001          2000           2001            2000          2001
                               ------------  ------------  --------------  --------------  -----------
  Revenues. . . . . . . . . .  $         0   $     1,750   $           0   $       1,750   $    1,750
                               ------------  ------------  --------------  --------------  -----------
  General and Administrative.        7,393        85,617          13,158          89,867      127,300
  Net Loss from Operations. .       (7,393)      (83,867)        (13,158)        (88,117)    (125,550)
  Net Income (Loss) . . . . .  $    (7,393)  $   (83,867)  $     (13,158)  $     (88,117)  $ (125,550)
                               ============  ============  ==============  ==============  ===========
  Loss per Share. . . . . . .  $     (0.00)  $     (0.01)  $       (0.00)  $       (0.01)  $    (0.02)
                               ============  ============  ==============  ==============  ===========
  Weighted Average
      Shares Outstanding. . .    8,444,000     8,201,845       8,444,000       8,201,845    8,010,829
                               ============  ============  ==============  ==============  ===========

                  The accompanying notes are an integral part
                         of these financial statements.

                                        3


                                  MAYSCOM, INC.
                      STATEMENTS OF CASH FLOW (UNAUDITED)
                             June 30, 2000 and 2001


                                                                       From
                                                                    Inception
                                                                      (June
                                                                  13, 1990) to
                                                   June 30,         June 30,
                                              2001        2000        2001
                                         ----------  ----------  ----------
  Operating Activities
    Net Income (Loss) . . . . . . . . .  $ (13,158)  $ (89,867)  $(125,550)
      Items not affecting cash:
          Stock issued for services . .          0           0       1,100
          increase in accounts payable.      4,658       3,479      12,662
                                         ----------  ----------  ----------
  Total working capital (used). . . . .     (8,500)    (86,388)   (111,788)
                                         ----------  ----------  ----------
  Increase (Decrease) in
    working capital . . . . . . . . . .     (8,500)    (86,388)   (111,788)
                                         ----------  ----------  ----------
  Cash flows from financing
  activities; sale of common stock. . .          0     111,000     111,900
  Net increase (decrease) in cash . . .     (8,500)     24,612         112
                                         ----------  ----------  ----------
  Cash at Beginning of Period . . . . .      8,612         -0-         -0-
  Cash at End of Period . . . . . . . .        112      24,612         112
                                         ==========  ==========  ==========

                  The accompanying notes are an integral part
                         of these financial statements.

                                        4


                                  MAYSCOM, INC.
                          (a Development Stage Company)
                        Notes to The Financial Statements
                                  June 30, 2001


NOTES  TO  FINANCIAL  STATEMENTS

Mayscom, Inc., ("the Company") has elected to omit substantially all footnotes to the financial statements for the period ended June 30, 2001, since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in their Annual Report filed on Form 10-KSB for the Fiscal year ended December 31, 2000.

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

                                        5


              ITEM 2. DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

 (A) PLAN OF OPERATION. Our plan of operation is unchanged from our previous report.

      (1)  SUMMARY  OF  PRODUCT  RESEARCH  AND  DEVELOPMENT.  None.

      (2)  EXPECTED  PURCHASE  OR SALE OF PLANT AND SIGNIFICANT EQUIPMENT. None.

      (3)  EXPECTED  SIGNIFICANT  CHANGE  IN  THE  NUMBER  OF  EMPLOYEES.  None.

 (B) DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. We had minimal non-recurring revenues of $1,750 last quarter, and no current revenues and virtually no activity since our inception except for the Registration of our common stock, pursuant to section 12(g) of the Securities Exchange Act of 1934.

                           PART II: OTHER INFORMATION

ITEM  1.  LEGAL  PROCEDINGS.  None

ITEM  2.  CHANGES  IN  SECURITIES.  None

ITEM  3.  DEFAULTS  ON  SENIOR  SECURITIES.  None

ITEM  4.  SUBMISSION  OF  MATTERS  TO  VOTE  OF  SECURITY  HOLDERS.  None

ITEM  5.  OTHER  INFORMATION.  None

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K.  None.


                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-Q Report for the Quarter ended June 30, 2001, has been signed below by the following person on behalf of the Registrant and in the capacity and on the date indicated.

Dated:  July  16,  2001
                                  MAYSCOM, INC.

                                       by

                               /s/Miller Mays III
                                 Miller Mays III
                            sole officer and director

                                        6