Form 10QSB
period 2001-09-30
MAYSCOM INC
filed 2001-11-09
CIK 1104461

United States
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

              [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                        Commission File Number:  0-30809

                    For the Quarter ended September 30, 2001

                                  MAYSCOM, INC.

Nevada
(Jurisdiction  of  Incorporation)

4  Normandy  Drive,  Kenner  LA                                            70065
(Address of principal executive offices)                              (Zip Code)

Registrant's  telephone  number,  including  area  code:         (504)  908-3944

As of September 30, 2001, 8,444,000 shares of Common stock were issued and outstanding.

Transitional  Small  Business  Disclosure  Format  (check one): yes [ ]   no [X]


                          PART I: FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS.

     The financial statements, for the three months and nine months ended September 30, 2001, included herein have been prepared by the Company, without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information not misleading.

             The Remainder of this Page is Intentionally left Blank

                                  MAYSCOM, INC.
                           BALANCE SHEETS (UNAUDITED)
                  for December 31, 2000 and September 30, 2001


                                            September 30,  December 31,
                                                 2001          2000
----------------------------------------------------------------------
                                              (Unaudited)
ASSETS
CURRENT ASSETS
Cash . . . . . . . . . . . . . . . . . . . .  $        56   $   8,612
Total Current Assets . . . . . . . . . . . .           56       8,612
TOTAL ASSETS . . . . . . . . . . . . . . . .  $        56   $   8,612
                                              ============  ==========

LIABILITIES & STOCKHOLDERS' EQUITY

LIABILITIES
Accounts payable . . . . . . . . . . . . . .       13,326       8,004
                                              ------------  ----------
Total Accounts payable . . . . . . . . . . .       13,326       8,004

STOCKHOLDERS' EQUITY

Common Stock, $.001 par value; authorized
100,000,000 shares; issued and outstanding,
8,444,000 shares and 8,444,000 shares. . . .        8,444       8,444
Additional paid-in capital . . . . . . . . .      104,556     104,556
Accumulated Surplus (Deficit). . . . . . . .     (126,270)   (112,392)
                                              ------------  ----------
Total Stockholders' Equity . . . . . . . . .      (13,270)        608
                                              ------------  ----------
STOCKHOLDERS' EQUITY . . . . . . . . . . . .  $        56   $   8,612
                                              ============  ==========

  The accompanying notes are an integral part of these financial statements.

                                  MAYSCOM, INC.
                      STATEMENTS OF OPERATIONS (UNAUDITED)
                          September 30, 2000 and 2001

                                                                                  From
                                                                                Inception
                                    From April              From January         (June
                                   1, 2001 to                1, 2000 to       13, 1990) to
                                  September 30,             September 30,     September 30,
                                2001         2000         2001         2000         2001
                             -----------  -----------  -----------  -----------  -----------
Revenues. . . . . . . . . .  $        0   $    1,750   $        0   $    1,750   $    1,750
                             -----------  -----------  -----------  -----------  -----------
General and Administrative.         720       85,617       13,878       89,867      128,020
Net Loss from Operations. .        (720)     (83,867)     (13,878)     (88,117)    (126,270)
Net Income (Loss) . . . . .       ($720)    ($83,867)    ($13,878)    ($88,117)   ($126,270)
                             ===========  ===========  ===========  ===========  ===========
Loss per Share. . . . . . .      ($0.00)  $    (0.01)      ($0.00)  $    (0.01)  $    (0.02)
                             ===========  ===========  ===========  ===========  ===========
Weighted Average
    Shares Outstanding. . .   8,444,000    8,201,845    8,444,000    8,201,845    8,010,829
                             ===========  ===========  ===========  ===========  ===========

  The accompanying notes are an integral part of these financial statements.

                                  MAYSCOM, INC.
                      STATEMENTS OF CASH FLOW (UNAUDITED)
                          September 30, 2000 and 2001

                                                             From
                                                           Inception
                                                             (June
                                                         13, 1990) to
                                       September 30,     September 30,
                                      2001        2000        2001
                                   ----------  ----------  -----------
Operating Activities
Net Income (Loss) . . . . . . . .   ($13,878)   ($89,867)   ($126,270)
Items not affecting cash:
    Stock issued for services                                   1,100
    increase in accounts payable.      5,322       3,479       13,326
                                   ----------  ----------  -----------
Total working capital (used). . .     (8,556)    (86,388)    (111,844)
                                   ----------  ----------  -----------
Increase (Decrease) in
working capital . . . . . . . . .     (8,556)    (86,388)    (111,844)
                                   ----------  ----------  -----------
Cash flows from financing
activities; sale of common stock           0     111,000      111,900

Net increase (decrease) in cash .     (8,556)     24,612           56
                                   ----------  ----------  -----------

Cash at Beginning of Period . . .      8,612         -0-          -0-

Cash at End of Period . . . . . .  $      56   $  24,612   $       56
                                   ==========  ==========  ===========

  The accompanying notes are an integral part of these financial statements.

                                  MAYSCOM, INC.
                          (a Development Stage Company)
                        Notes to The Financial Statements
                               September 30, 2001


NOTES  TO  FINANCIAL  STATEMENTS

Mayscom, Inc., ("the Company") has elected to omit substantially all footnotes to the financial statements for the period ended September 30, 2001, since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in their Annual Report filed on Form 10-KSB for the Fiscal year ended December 31, 2000.

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

      (1)  SUMMARY  OF  PRODUCT  RESEARCH  AND  DEVELOPMENT.  None.

      (2)  EXPECTED  PURCHASE  OR SALE OF PLANT AND SIGNIFICANT EQUIPMENT. None.

      (3)  EXPECTED  SIGNIFICANT  CHANGE  IN  THE  NUMBER  OF  EMPLOYEES.  None.

 (B) DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. In the past quarter ended September 30, 2001 we have not enjoyed revenues. We have had minimal non-recurring revenues of $1,750 in the same quarter last year. There has been limited developmental activity since our inception including the Registration of our common stock, pursuant to section 12(g) of the Securities Exchange Act of 1934. Our accumulated deficit since inception on June 13, 1990 is $126,270.

                           PART II: OTHER INFORMATION

ITEM  1.  LEGAL  PROCEEDINGS.  None

ITEM  2.  CHANGES  IN  SECURITIES.  None

ITEM  3.  DEFAULTS  ON  SENIOR  SECURITIES.  None

ITEM  4.  SUBMISSION  OF  MATTERS  TO  VOTE  OF  SECURITY  HOLDERS.  None

ITEM  5.  OTHER  INFORMATION.  None

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K.  None.


                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-Q Report for the quarter ended September 30, 2001, has been signed below by the following person on behalf of the Registrant and in the capacity and on the date indicated.

Dated:  November  8,  2001
                                  MAYSCOM, INC.

                                       by


                               /s/Miller Mays III
                                 Miller Mays III
                             president and director