Form 10KSB
period 2001-12-31
MAYSCOM INC
filed 2002-04-01
CIK 1104461

FORM 10-KSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

               [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                        Commission File Number: 000-30809

                      For the Year ended December 31, 2001

                              Dated: April 1, 2002


                                  Mayscom, Inc.


Nevada                                                                91-2019712
(Jurisdiction  of  Incorporation)             (I.R.S.  Employer  Identification)

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

[] (Indicate by check mark whether if disclosure of delinquent filers (229.405) is not and will not to the best of Registrant's knowledge be contained herein, in definitive proxy or information statements incorporated herein by reference or any amendment hereto.)


As  of  12/31/01 the number of shares of Common Stock outstanding was 8,444,000.

As of 12/31/01 the number of shares of Common Stock held by non-affiliates was 4,044,000.

Transitional  Small  Business  Disclosure  Format:  Yes  []  No  [X]


Exhibit  Index  is  found  on  page                                           11

INTRODUCTION                                                                   3

PART  I                                                                        3

ITEM  1.  Description  of  Business                                            3
      (a)  Business  Development                                               3
      (a)  Business  of  the  Registrant                                       4

ITEM  1.  Property                                                             5

ITEM  2.  Legal  Proceedings                                                   5

ITEM  3.  Submission  of  Matters  to  a  Vote  of  Security  Holders          5

PART  II                                                                       5

ITEM  4.  Market  for  Common  Equity  and  Stockholder  Matters               5
      (a)  Market  Information                                                 5
      (b)  Holders                                                             5
      (c)  Dividends                                                           5
      (d)  Sales  of  Unregistered  Common  Stock  2001                        5

ITEM  5.  Management's  Discussion  and  Analysis  or Plan of Operation        6
      (a)  Plan  of  Operation:  Next  Twelve  Months       6
      (b)  Discussion  and  Analysis  of  Financial  Condition  and  Results  of
           Operations:  Historical                                             6
      (c)  Discussion  and  Analysis  of  Financial  Condition  and  Results  of
           Operations:  ECFS                                                   8

ITEM  6.  Financial  Statements                                                9

ITEM  7.  Changes  In  and  Disagreements  With  Accountants
          on  Accounting  and  Financial  Disclosure                           9

PART  III                                                                      9

ITEM  8.  Directors  and  Executive  Officers,  Promoters and Control Persons  9

ITEM  9.  Executive  Compensation                                             10

ITEM  10.  Security Ownership of Certain Beneficial Owners and Management     11

ITEM  11.  Certain  Relationships  and  Related  Transactions                 12

ITEM  12.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K   12

                                  INTRODUCTION

     We are effectively a new company with a new and different business, subject only to the requirements of Section 14, of the Securities Exchange Act of 1934, which postpones the effectiveness of the closing of our acquisition for twenty days from the filing of our Definitive Information Statement, filed on March 29, 2002.

                                     PART I

                        ITEM 1.  DESCRIPTION OF BUSINESS.

 (A)  BUSINESS  DEVELOPMENT.

     (1) FORM AND YEAR OF ORGANIZATION. This Corporation ("We", "Our",Us") was duly incorporated in Nevada on June 13, 1990, as NNN-Huntor Associates, Inc. On June 13, 1990, we issued 110,000 shares of common stock for organizational services and expenses to founder Miller Mays III, for provision of the initial business plan to enter the long-distance reselling business, and for services as our former Chief Executive Officer. Between June of 1990 and February of 1994, we issued a total of 90,000 to a total of 201 sophisticated investors, with pre-existing relationships with management, in separate issuances, all at $0.01 (then the par value of our common stock) per share, and all pursuant to section 4(2) of the Securities Act of 1933. As a result of the foregoing, we had 200,000 shares issued and outstanding as of February 16, 1994.

     On or about December 15, 1999, we made major changes to our business plan. On January 25, 2000, we reincorporated and restated our articles of incorporation to change our corporate name to its present name, to increase our authorized capital to the present 100,000,000 shares, and to change the par value of each share from $0.01 to the present $0.001. We then effected a 40 for 1 forward split of our common stock, such that the former 200,000 shares became 8,000,000 share issued and outstanding. On March 28, 2000, we placed 444,000 (post-forward) new investment shares to 13 highly sophisticated investors (with pre-existing relationships with management) at $0.25 per share, pursuant to
Section 4(2) of the 1933 Act. As a result of the foregoing, we had 8,444,000 shares issued and outstanding and 214 shareholders of record.

     On or about January 10, 2002 we approved that certain Plan of Reorganization and Acquisition ("the Plan"), by which this we would acquired all of the capital stock of EdgarCFS, Inc. ("ECFS") for 6,000,000 (Six Million) new investment shares of Mayscom, Inc. common stock, and changed the corporate name accordingly to our present name. Miller M. Mays III, the previous controlling shareholder cancelled all but 10,000 of his 4,400,000 shares. The Owners of ECFS private shall have become the controlling shareholders of this resulting corporation. The Plan is found as Attachment A, to our Definitive Information Statement, filed on or about March 29, 2002.

     The foregoing share issuance history, and the effects of the acquisition, are illustrated graphically in the table which follows.



             The Remainder of this Page is Intentionally left Blank

                                              12/31/98               12/15/99
                                               Start                 40 for 1
  Pre-'99                                     200,000               8,000,000
             3/28/00  Investors                                       444,000
            12/31/01  Issued and Outstanding                        8,444,000
                                                                  ============
            Carried                                                 8,444,000
             1/10/02  Cancel affiliate                             (4,390,000)
             1/10/02  Acquisition                                   6,000,000
             3/31/02  Issued and Outstanding                       10,054,000
                                                                  ============


     This transaction is a "reverse acquisition" by which in effect Edgar has acquired Mayscom.

     There are no lock-up or shareholder pooling agreements between or among shareholders of this Registrant. All shares are owned and controlled independently by the persons to whom they are issued.

      (1) BANKRUPTCY, RECEIVERSHIP OR SIMILAR PROCEEDING. None from inception to date.

 (A)  BUSINESS  OF  THE  REGISTRANT.

      (1) PRINCIPAL PRODUCTS OR SERVICES AND THEIR MARKETS. During year 2001, we were inactive and did not launch our intended operations, due to a number of converging factors, including the tepidity and ultimate decline of the financial markets, and personal illness of our founder and principal officer. During December 2001, management received an inquiry from one of its service providers, about a business combination. This inquiry led to our present Plan for acquisition.

     ECFS is a private Nevada corporation duly organized, validly existing, and in good standing under the laws of the State of Nevada. Incorporated on April 24, 2001, it is a developmental stage company with a principal business objective to provide electronic filing services for clients that need to electronically file prospectuses, registration statements, and other documents under federal securities laws with the Securities and Exchange Commission (SEC) via the SEC's electronic data gathering system entitled Electronic Data Gathering Analysis and Retrieval ("EDGAR"). This program requires participants or their agents to file disclosure information with the SEC in an electronic format rather than by the traditional paper filing package. This electronic format, usually in ASCII, includes additional submission information and coding "tags" within the document for aid in the SEC's analysis of the document and retrieval by the public. This electronic format is generally delivered by direct telecommunications, but may be delivered on magnetic computer tape or by diskette. EDGAR allows registrants to file and the public to retrieve disclosure information electronically.

      (2) COMPETITIVE BUSINESS CONDITIONS/COMPETITIVE POSITION IN THE INDUSTRY. We are entering a highly competitive industry. Competition is intense and the intensity can be expected to increase. Many larger and better capitalized firms may be expected to compete intensely for customers of like or similar services. There are several large and numerous small competitors. Ease of entry into this service area is relatively inexpensive. We expect to face continuing competition based on price and service offerings from existing competitors and new market entrants in the future. Many of our competitors have substantially greater financial, technical and marketing resources, larger customer bases, longer operating histories, greater name recognition and more established relationships in the industry than we have. As a result, certain of these competitors may be able to adopt more aggressive pricing policies, which could hinder our ability to market our Internet telephony services. The principal competitive factors in the market include price, quality of service, breadth of geographic presence, customer service, reliability, and quality of attention given to customer orders.

      (3) DEPENDENCE ON ONE OR A FEW MAJOR CUSTOMERS. We are initially dependent on a limited number of corporate or clients. We presently serve about eighteen corporate clients, and some additional individual filers.

      (4) NUMBER OF TOTAL EMPLOYEES AND FULL-TIME EMPLOYEES. We will have two Officers and Directors at the time of closing the transaction between ECFS and Mayscom.

      (5) YEAR 2000,2001 COMPLIANCE, EFFECT ON CUSTOMERS AND SUPPLIERS. We have encountered no Year 2000/2001 compliance issues or problems.

                               ITEM 1.  PROPERTY.

     We have no property and enjoy the non-exclusive incidental use of offices and telephone of our officer during the year 2001. During 2001 our officers made use of his personal computers, not owned by the corporation. Property description may change upon the close of the ECFS and Mayscom transaction.

                           ITEM 2.  LEGAL PROCEEDINGS.

     There are no legal proceedings pending, threatened or suspected, by or against us, as of the preparation of this Report.

          ITEM 3.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None during the period of this report. As a subsequent event, on January 10, 2001, the following proposal was submitted for approval and was approved by a majority shareholder action pursuant to the laws of Nevada: To approve that certain Plan of Reorganization and Acquisition dated January 10, 2002, by which this Corporation would acquire all of the capital stock of EdgarCFS, Inc. for 6,000,000 (Six Million) new investment Shares of Mayscom, Inc. common stock, and change the corporate name accordingly. Reference is made to our filing pursuant to Section 14(c) of the 1934 Securities Exchange Act: Definitive Information Statement filed on or about March 29, 2002.

                                     PART II

           ITEM 4.  MARKET FOR COMMON EQUITY AND STOCKHOLDER MATTERS.

 (A) MARKET INFORMATION. Our Common Stock has never traded Over the Counter on the Bulletin Board ("OTCBB"), or the Pink Sheets or otherwise. There has been no market activity of any kind in the securities of this Registrant.

 (B)  HOLDERS.  There  are  presently  216  shareholders  of  our  common stock.

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

 (D)  SALES  OF  UNREGISTERED  COMMON  STOCK  2001.  None.


             The Remainder of this Page is Intentionally left Blank

       ITEM 5.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

 (A) PLAN OF OPERATION: NEXT TWELVE MONTHS. Our plan of Operation focuses upon the business of EdgarCFS, our to be acquired subsidiary, and on the operations led by our new management. We would continue to serve existing customers, and seek to enlarge our customer base, by referrals and selected promotional advertising.

     (1) CASH REQUIREMENTS AND OF NEED FOR ADDITIONAL FUNDS, TWELVE MONTHS. We have no substantial cash requirements for the next twelve months, for our operations. We believe that our revenues will be sufficient for operational purposes. We will, however, attempt in due course to achieve the quotation of our common stock, on either the NQB Pink Sheets, or the OTCBB (Over-The-Counter Bulletin Board). In this connection we would expect significant legal and professional expense which may require advances from our principals during the next twelve months, in addition to compliance with our periodic reporting requirements.

     Reference is made to Notes 2 and 3, Going Concern and Development Stage Company, of our Audited Financial Statements: Our financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has no current source of revenue and recurring loses. Without realization of additional capital, it would be unlikely for us to continue as a going concern. It is management's plan to seek additional capital through a merger with an existing operating company. We are a development stage company, concentrating substantially all of our efforts in raising capital and defining our business operations. We are a development stage company, with current issues of developing our funding and/or cash flow, and defining and expanding our business with an aim to achieving profitability in future years.

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

 (B)  DISCUSSION  AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:
HISTORICAL.

     (1) OPERATIONS AND RESULTS FOR THE PAST TWO FISCAL YEARS. We did not launched our operations. We had no significant operations during the past several years. We have recorded no substantial revenues or expenses during that time. Beginning with year 2000, we incurred legal, professional and auditing expenses.


             The Remainder of this Page is Intentionally left Blank

Balance Sheet: . . . . . . .  December 31    December 31    December 31
Selected Information . . . .      2001           2000           1999
Cash . . . . . . . . . . . .  $         50   $      8,612   $          0
Current Assets . . . . . . .            50          8,612              0
Total Assets . . . . . . . .            50          8,612              0
                             ============================================
Accounts Payable . . . . . .        16,237          8,004              0
AP Related Party . . . . . .        54,660          8,004              0
Total Liabilities. . . . . .        70,897              0              0
                             ============================================
Common Stock . . . . . . . .         8,444          8,444          2,000
Paid-in Capital. . . . . . .       104,556        104,556              0
Accumulated Deficit. . . . .      (183,847)      (112,392)        (2,000)
Total Equity . . . . . . . .       (70,847)           608              0
Total Liabilities and Equity            50          8,612              0
                             ============================================


Operations
Selected Information                                          Inception
                                                               March 26,
                           For the Years    For the Years   June 13, 1990
                                ended            ended            To
                             December 31      December 31     December 31
                                2001             2000            2001
Revenues:                        $0             $1,750          $1,750
Total Revenues                    0              1,750           1,750
General & Administrative      (71,455)         (112,142)       (114,142)
Total Expenses                (71,455)         (112,142)       (114,142)
Net (Loss)                    (71,455)         (110,392)       (112,392)



             The Remainder of this Page is Intentionally left Blank

 (C)  DISCUSSION  AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:
ECFS. The following discussion involves our assumption that our acquisition will close. The following information consists of selected financial data of the acquisition target. What follows are not projections but information drawn from audited financial statements of the target company.

Balance Sheet: . . . . . . .     December 31
Selected Information . . . .          2001
Cash . . . . . . . . . . . .  $      3,463
Current Assets . . . . . . .         3,463
Total Assets . . . . . . . .         3,463
                              ============
Accounts Payable . . . . . .             0
Total Liabilities. . . . . .             0
Common Stock . . . . . . . .         5,000
Paid-in Capital. . . . . . .             0
Accumulated Deficit. . . . .        (1,537)
Total Equity . . . . . . . .         3,463
Total Liabilities and Equity         3,463
                              =============


 Operations
                               From Inception
 Selected Information. . .     April 24, 2001
                                     to
                            December 31, 2001
Revenues:. . . . . . . . .  $           12,602
 Total Revenues. . . . . .              12,602
(Organizational Costs) . .              (5,000
(General & Administrative)              (9,139)
 (Total Expenses). . . . .             (14,139)
Net (Loss) . . . . . . . .              (1,537)
                            ===================


     Although we are a development stage company, and although substantial doubt may exist as our prospects as a going-concern into the future, we find that without regard to the single-year charge for organizational expenses, we would have been on the marginally profitable side. This does not take into account that our expenses would be expected to rise as our business volume develops, so that these partial first year figures may not be indicative of future results.

     FUTURE PROSPECTS. We expect to conduct our businesses and enlarge our customer base. Investment in our corporation must be deemed highly speculative for the present and indefinite future. There can be no assurance that we will be successful in generating growth in revenues, or raising capital through private placements or otherwise, should we need to do so. Even if we are successful in raising capital through the sources specified, there can be no assurances that any such financing would be available in a timely manner or on terms acceptable to us and our current shareholders. Additional equity financing could be dilutive to our then existing shareholders, and any debt financing could involve restrictive covenants with respect to future capital raising activities and other financial and operational matters.

                         ITEM 6.  FINANCIAL STATEMENTS.

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

     Based upon the Committee's discussions, and review, of the foregoing, the Committee recommended that our audited financial statements in our Annual Report on Form 10-KSB for the year ended December 31, 2001 be included and filed with the Securities and Exchange Commission.

     Audited Financial Statements of Mayscom, for the years ended December 31, 2001, 2000 and from inception June 13, 1990, are provided as Attachment FK-01 and incorporated herein by this reference. Our balance sheet and statement of operations have been substantially reproduced in the preceding Item 6.

     The Audited Financial Statements of the acquisition target, EdgarCFS are found in our Section 14(c) filing, about March 29, 2002, of our Definitive Information Statement, in connection with the pending acquisition, as Attachment C thereto.


             ITEM 7.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                     ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III

    ITEM 8.  DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS.

     The following person is Director, having taken office from inception, to serve until the close of the transaction between Mayscom and ECFS.

Miller L. Mays, III, age 56, has been our Sole Officer and Director since inception. He brings management experience to the Registrant, of which he has been the sole officer since its original inception, June 13, 1990. From 1994 until December 14, 1998 he was the president and CEO of Innovest Capital Sources Corporation, a Colorado corporation, and also president of Telco Holdings Corporation, a Joint Venture Partner with Grace Medical Billings of New Orleans. From 1989-1992 he was Vice President and C.E.O. of JDI International Telecommunications, Inc. (built an international toll system in Eastern Russia, which was sold to Midcom of Seattle); from 1987- 1991, Chairman of the Board of MRCS, the largest medical collection agency in Louisiana, and also President of PMF Capital, Inc. (Funded medical receivables). From 1981-1984, he was Vice President, Director and Founder of Telemarketing, Inc., a Long distance reseller; and from 1973-1979, District Manager of Ryder Truck Rental, Inc. Mr. Mays was educated at Louisiana Tech University, Ruston Louisiana. He is a resident of Louisiana.

     If and when our proposed acquisition is effective, Mr. Mays will resign and retire in favor of the directors of EdgarCFS.

Sebastian Tanner Gibson, age 29, has been President of EdgarCFS since inception. From 1995 to 1997 he was a manager for a liquid waste trucking company. During this time he was also the Production Manager for a Canadian government newsletter for the Ontario Sewage Liquid and Waste Carriers Association. In 1997 he became a manager for a shipping services company in Southern California. In 1999 he formed SebGib.com, Corp. a Paralegal Consulting subcontracting Corporation. As the C.O.O. of SebGib.com, Corp, he assists small and mid sized corporations in the state corporation, legal document, and organizational processes. In 2001, he formed his second Nevada corporation, EdgarCFS, Inc. As the President and C.O.O. of the company, he oversees the daily operations in management and administration. Mr. Gibson attended Georgian College of Applied Arts and Technology for Business Management and Advertising & Marketing.

Curtis Wade Fox, age 34, is the Secretary and Director of EdgarCFS. Mr. Fox has over 10 years of computer related experience, including 5 years of computer networking. In 1997 he became a Microsoft Certified Systems Engineer (MCSE). From 1994 to 1998 Mr. Fox he was employed by CS Marketing where he set-up and maintained computers as well as created marketing and advertising for over 100 agents. From 1998 to 2000 Mr. Fox was employed by PTD Inc., responsible for the computer networking and maintenance. Since early 2000 he has managed the operations of Best Computers, a company that provides services such as complete PC repair, set-up, maintenance, and troubleshooting in both personal and/or networking environments. The company as provides software, hardware and peripheral installations. He attended MaCome Community College in Mount Clemens Michigan where he studied business management.

                        ITEM 9.  EXECUTIVE COMPENSATION.

     There is and has been no present program of executive compensation, and no compensation has been paid for officers, directors or other controlling persons. It is management's belief that our financial statements reflect the true costs of our existence as a corporation which has not launched an operating business, and one in which the sole officer/directors has not been required to commit a substantial amount of time and attention during the past three years.



                                                                        Long Term Compensation
                                                                   |-----------------------------|
                                       Annual Compensation         |        Awards      | Payouts|
                              |------------------------------------------------------------------|
a . . . . . . . . .  b        |       c            d          e    |     f        g     |   h    |   i    |
----------------------------------------------------------------------------------------------------------|
Name. . . . . . . .                                                          Securities
And . . . . . . . .                                          Other    Restric-   Under-          All Other|
Principal . . . .                                         .  Annual     Ted     Lying             Compen- |
Position. . . . . .                                          Compen-   Stock   Options    LTIP     Sation |
                                    Salary       Bonus     Sation ($)  Awards  SARs (#)  Payouts     ($)  |
                         Year         ($)         ($)                   ($)               ($)             |
----------------------------------------------------------------------------------------------------------|
Miller  Mays  III.
President/CEO             2001         0           0            0         0         0       0         0
                          2000         0           0            0         0         0       0         0
                          1999         0           0            0         0         0       0         0
                          1998         0           0            0         0         0       0         0

            ITEM 10.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                                 AND MANAGEMENT.

     To the best of our knowledge and belief the following disclosure presents the total security ownership of management and all persons, entities and groups, known to or discoverable by Registrant, to be the beneficial owner or owners of more than five percent of any voting class of Registrant's stock. More than one person, entity or group could be beneficially interested in the same securities, so that the total of all percentages may accordingly exceed one hundred percent of some or any classes. Please refer to explanatory notes if any, for clarification or additional information. The Registrant has only one class of stock; namely Common Stock. Additional information is presented of the security ownership we expect to result from the pending acquisition, if and when consummated pursuant to the existing plan.


Current 12/31/01. . . . . . . . . . . . . . . . . .   Actual
Name and Address of Beneficial Owner. . . . . . . .  ownership        %
Miller Mays III
4 Normandy Drive
Kenner LA 70065 . . . . . . . . . . . . . . . . . .  4,400,000    54.70
All Officers and Directors as a Group . . . . . . .  4,400,000    54.70
Total Shares Issued and Outstanding: Reference Only  8,444,000   100.00
                                                    ===================


     CHANGES IN CONTROL. The proposed acquisition would involve a change of control.

If and When Acquired: . . . . . . . . . . . . . . .   Actual
Name and Address of Beneficial Owner. . . . . . . .  Ownership         %
Sebastian T. Gibson President/Director. . . . . . .   3,000,000    29.84
22226 Caminito Tosquillo
Laguna Hills CA 92653
------------------------------------------------------------------------
Curtis Wade Fox Secretary/Director. . . . . . . . .   3,000,000    29.84
22226 Caminito Tosquillo
Laguna Hills CA 92653
------------------------------------------------------------------------
All Officers and Directors as a Group . . . . . . .   6,000,000    59.68
------------------------------------------------------------------------
Miller Mays III . . . . . . . . . . . . . . . . . .      10,000     0.10
4 Normandy Drive  Former Officer/Director
Kenner LA 70065
------------------------------------------------------------------------
Total Shares Issued and Outstanding: Reference Only  10,054,000   100.00
------------------------------------------------------------------------

            ITEM 11.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     None.

   ITEM 12.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

     FINANCIAL STATEMENTS. Attachment FK-01 for the years ended December 31, 2001, 2000, and from inception June 13, 1990.

     FORM  8-K  REPORTS.  None.

     EXHIBITS  INCORPORATED  BY  REFERENCE  FROM  OUR  LAST  ANNUAL  REPORT

          Exhibit         Description  of  Exhibit
--------------------------------------------------------------------------------

          3.1  Articles  of  Incorporation:  January  21,  2000
          3.2  Articles  of  Amendment:  January  25,  2000
          3.3  By-Laws
--------------------------------------------------------------------------------
     EXHIBITS INCORPORATED BY REFERENCE FROM OUR DEFINITIVE INFORMATION STATEMENT (3/29/02)

          Attachment     Description  of  Exhibit
--------------------------------------------------------------------------------
          A.  Plan  of  Reorganization
          C.  Audited  Financial  Statements:  EdgarCFS,  Inc.   12/31/01



                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the individual capacities and on the date indicated.

Dated:  April  1,  2002

                                  MAYSCOM, INC.

                        (formerly NNN-HUNTOR ASSOCIATES)

                                       by


                               /s/Miller L. Mays, III
                               Miller L. Mays, III
                            sole officer and director

                               ATTACHMENT FK-01

                          AUDITED FINANCIAL STATEMENTS

                               FOR THE YEARS ENDED

                          DECEMBER 31, 2001, 2000, AND

                          FROM INCEPTION JUNE 13, 1990.

                                  MAYSCOM, INC.
                          (a Development Stage Company)
                              Financial Statements
                                December 31, 2001

                                 C O N T E N T S



Independent  Auditors'  Report

Balance  Sheet

Statements  of  Operations

Statements  of  Stockholders'  Equity

Statements  of  Cash  Flows

Notes  to  the  Financial

                          INDEPENDENT AUDITOR'S REPORT



To the Board of Directors and Stockholders of Mayscom, Inc.

We have audited the accompanying balance sheet of Mayscom, Inc. (a Development Stage Company) as of December 31, 2001 and the related statements of operations, stockholders' equity and cash flows for the year then ended and from inception on June 13, 1990 through December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mayscom, Inc. (a Development Stage Company) as of December 31, 2001 and the results of its operations and cash flows for the year then ended and from inception on June 13, 1990 through December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

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


/s/Chisholm  &  Associates
Chisholm  &  Associates
North  Salt  Lake,  Utah
March  25,  2001

                                  MAYSCOM, INC.
                          (A Development Stage Company)
                                  Balance Sheet


ASSETS

                                                  December  31,
                                                       2001

CURRENT  ASSETS

     Cash                                           $         50

          Total  Current  Assets                              50

          TOTAL  ASSETS                             $         50
                                                    =============


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT  LIABILITIES

     Accounts  payable                              $     16,237
     Accounts payable-related party                       54,660

  Total  Current  Liabilities                             70,897

STOCKHOLDERS'  EQUITY

     Common  stock,  authorized
      100,000,000  shares  of  $0.001  par  value,
      issued  and  outstanding  8,444,000  shares          8,444
     Additional  paid-in  capital          104,556
     Deficit accumulated during the development stage   (183,847)

          Total  Stockholders'  Equity                   (70,847)

  TOTAL  LIABILITIES  AND  STOCKHOLDERS'  EQUITY     $        50
                                                     ===========

  The accompanying notes are an integral part of these financial statements.

                                  MAYSCOM, INC.
                          (a Development Stage Company)
                             Statement of Operations

                                                                             From
                                                                        Inception  on
                                                                          June  13,
                                            For the Years Ended          1990 Through
                                                December  31,           December  31,
                                          2001              2000             2001
---------------------------------------------------------------------------------------
REVENUE                              $           -    $        1,750    $        1,750

EXPENSES

     General  and  administrative          71,455            112,142           185,597

          Total  Expenses                  71,455            112,142           185,597

NET  LOSS                            $    (71,455)    $     (110,392)   $     (183,847)
                                     =================================================

NET  LOSS  PER  SHARE                $      (0.01)    $        (0.01)   $        (0.02)
                                     =================================================

WEIGHTED  AVERAGE  SHARES
 OUTSTANDING                            8,444,000          8,333,000         7,512,620
                                     =================================================

  The accompanying notes are an integral part of these financial statements.

                                  MAYSCOM, INC.
                          (a Development Stage Company)
                        Statement of Stockholders' Equity

                                                                                                   Deficit
                                                                                                 Accumulated
                                                                                Additional        During  the
                                                    Common  Stock                 Paid-in        Development
                                                Shares          Amount            Capital           Stage
Common stock issued to organizers for
organization costs at $0.00025 per share      4,400,000     $        4,400    $      (3,300)   $         -

Stock  issued  for  cash  at  $0.00025  per
 share                                          772,600                773             (580)             -

Net  loss  for  the  year  ended
 December  31,  1990                                  -                  -                -          (220)

Balance,  December  31,  1990                 5,172,600              5,173           (3,880)         (220)

Stock  issued  for  cash  at  $0.00025  per
 share                                        1,181,800              1,181             (886)            -

Net  loss  for  the  year  ended
 December  31,  1991                                  -                  -                -          (400)

Balance,  December  31,  1991                 6,354,400              6,354           (4,766)         (620)

Net  loss  for  the  year  ended
 December  31,  1992                                  -                  -                -          (400)

Balance,  December  31,  1992                 6,354,400              6,354           (4,766)       (1,020)

Stock  issued  for  cash  at  $0.00025  per
 share                                        1,108,000              1,108             (831)            -

Net  loss  for  the  year  ended
 December  31,  1993                                  -                  -                -          (400)

Balance,  December  31,  1993                 7,462,400              7,462           (5,597)       (1,420)

Stock  issued  for  cash  at  $0.00025  per
 share                                          537,600                538             (403)            -

Net  loss  for  the  year  ended
 December  31,  1994                                  -                  -                -          (400)

Balance,  December  31,  1994                 8,000,000        $     8,000    $      (6,000)  $    (1,820)

  The accompanying notes are an integral part of these financial statements.

                                  MAYSCOM, INC.
                          (a Development Stage Company)
                  Statement of Stockholders' Equity (Continued)

                                                                                                   Deficit
                                                                                                 Accumulated
                                                                                Additional        During  the
                                                    Common  Stock                 Paid-in        Development
                                                Shares          Amount            Capital           Stage

Balance,  December  31,  1994                 8,000,000     $        8,000    $      (6,000)   $    (1,820)

Net  loss  for  the  year  ended
 December  31,  1995                                  -                  -                 -          (180)

Balance,  December  31,  1995                 8,000,000              8,000            (6,000)       (2,000)

Stock  issued  for  cash  at  $0.25
 per  share  - March 00                         444,000                444           110,556             -

Net  loss  for  the  year  ended
 December  31,  2000                                  -                  -                 -      (110,392)

Balance,  December  31,  2000                 8,444,000              8,444           104,556      (112,392)

Net  loss  for  the  year  ended
 December  31,  2001                                  -                  -                 -       (71,455)

Balance,  December  31,  2001                 8,444,000   $          8,444    $      104,556  $   (183,847)
                                             ==============================================================

  The accompanying notes are an integral part of these financial statements.

                                  MAYSCOM, INC.
                          (a Development Stage Company)
                             Statement of Cash Flows

                                                                            From
                                                                        Inception  on
                                                                           June  13,
                                         For the Years Ended             1990 Through
                                             December  31,              December  31,
                                      2001                 2000               2001
CASH  FLOWS  FROM  OPERATING
 ACTIVITIES

  Net  loss                    $     (71,455)     $     (110,392)     $     (183,847)
  Adjustments  to  reconcile
  net  loss  to  net
  cash  used  by  operations:
  Stock issued for services                -                   -               1,100
          Accounts  payable           16,237                   -              16,237
  Accounts payable-related party      46,656               8,004              54,660

Net Cash Used by
Operating Activities                  (8,562)           (102,388)           (111,850)

CASH  FLOWS  FROM  INVESTMENT
 ACTIVITIES                                -                   -                   -

CASH  FLOWS  FROM  FINANCING
 ACTIVITIES

     Issued common stock for cash         -              111,000             111,900

Net  Cash  Provided  by  Financing
Activities                                -              111,000             111,900


NET  INCREASE  IN  CASH              (8,562)               8,612                  50

CASH,  BEGINNING  OF  PERIOD          8,612                    -                   -

CASH,  END  OF  PERIOD             $     50          $     8,612            $     50
                                   ===================================================

The accompanying notes are an integral part of these financial statements.

                                  MAYSCOM, INC
                          (a Development Stage Company)
                        Notes to the Financial Statements
                                December 31, 2001

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

                                                                      From
                                                                 Inception  on
                                                                 December  10,
                                  For the Years Ended             1998 Through
                                      December  31,               December  31,
                               2001                 2000               2001
--------------------------------------------------------------------------------
     Numerator - loss     $     (71,455)     $     (110,392)     $     (183,847)

   Denominator-weighted average
  of shares outstanding       8,444,000           8,333,000           7,512,620
                          ------------------------------------------------------

     Loss  per  share     $       (0.01)     $        (0.01)     $        (0.02)
                          ------------------------------------------------------

     d.  Cash  and  Cash  Equivalents

The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents.

                                  MAYSCOM, INC
                          (A Development Stage Company)
                        Notes to the Financial Statements
                                December 31, 2001


NOTE  1  -     Summary  of  Significant  Accounting  Policies  (Continued)

     e.  Provision  for  Income  Taxes

No provision for income taxes has been recorded due to net operating loss carry forwards totaling approximately $183,800 that will be offset against future taxable income. These NOL carry forwards begin to expire in the year 2010. No tax benefit has been reported in the financial statements because the Company believes there is a 50% or greater chance the carry forward will expire unused.

Deferred tax assets and the valuation account is as follows at December 31, 2001.

     Deferred  tax  asset:
          NOL  carry  forward                    $      62,500
          Valuation  allowance                         (62,500)
          Total                                  $           -
                                                 ==============

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has had recurring operating losss and is dependent upon financing to continue operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. It is management's plan to raise additional equity from the sale of the Company's authorized common stock and to issue the Company's common stock in exchange for necessary services.

NOTE  3  -     Development  Stage  Company

The Company is a development stage company as defined in Financial accounting Standards Board Statement No. 7. It is concentrating substantially all of its efforts in raising capital and defining its business operation in order to generate significant revenues.

                                  MAYSCOM, INC
                          (A Development Stage Company)
                        Notes to the Financial Statements
                                December 31, 2001


NOTE  4  -     Related  Party  Transactions

During the year, the Company incurred $15,987 in accounting and other professional fees to Intrepid International, a shareholder. The total amount owed to tis shareholder for these services at December 31, 2001 is $56,562

NOTE  5  -     Equity

In January 2000, the Company's shareholders approved a 1:40 stock split of issued and outstanding common stock and changed the par value from 40.01 to $0.001 per share. As a result, the 200,000 shares of common stock issued and outstanding were converted into 8,000,000 shares of common stock. The financial statements and notes have been stated to reflect the split as if it had occurred at inception.

During 1990, the Company issued 4,400,000 shares of common stock for services valued at $0.00025 per shares ($1,100).

During 1990, the Company issued 772,600 shares of common stock for cash of $193 or $0.00025 per share.

During 1991, the Company issued 1,181,800 shares of common stock for cash of $295 or $0.00025 per share.

During 1993, the Company issued 1,108,000 shares of common stock for cash of $277 or $0.00025 per share.

During 1994, the Company issued 537,600 shares of common stock for cash of $135 or$0.00025 per share.

During 2000, the Company issued 444,000 shares of common stock for cash of $111,000 or $0.25 per share.

NOTE  6-     SUBSEQUENT  EVENTS

During January 2002, the Company acquired EdgarCFS, Inc., in an acquisition using the purchase method of a business combination.