Form 10QSB
period 2002-03-31
MAYSCOM INC
filed 2002-05-14
CIK 1104461

United States
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

              [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                        Commission File Number:  0-30809

                      For the Quarter ended March 31, 2002

                                  MAYSCOM, INC.

Nevada                                                                91-2019712
(Jurisdiction  of  Incorporation)        (I.R.S.  Employer  Identification  No.)

22226  Caminito  Tasquillo,  Laguna  Hills,  CA                            92653
(Address of principal executive offices)                              (Zip Code)

Registrant's  telephone  number,  including  area  code:         (949)  235-0198

As of May 10, 2002, 10,054,000 shares of Common stock were issued and outstanding.

Transitional  Small  Business  Disclosure  Format  (check one): yes [ ]   no [X]


                          PART I: FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS.

     The financial statements, for the three months ended March 31, 2002, included herein have been prepared by the Company, without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information not misleading.

             The Remainder of this Page is Intentionally left Blank

              ITEM 2. DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

 (A) PLAN OF OPERATION. Our plan of operation is unchanged from our previous annual report on Form 10-KSB for the year ended December 31, 2001. Reference is also made to our Definitive Information Statement ("DEF 14C"), filed on or about March 29, 2002.

      (1)  SUMMARY  OF  PRODUCT  RESEARCH  AND  DEVELOPMENT.  None.

      (2)  EXPECTED  PURCHASE  OR SALE OF PLANT AND SIGNIFICANT EQUIPMENT. None.

      (3)  EXPECTED  SIGNIFICANT  CHANGE  IN  THE  NUMBER  OF  EMPLOYEES.  None.

 (B) DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. Since our acquisition of EdgarCFS, Inc. our accounting basis has changed from our former history of dormancy to the operating history of our acquired business, under generally accepted accounting practices.

     REVENUES. We enjoyed operating revenues of $8,679, this reporting quarter. We had no revenues in the corresponding period last year. We had no business or operation in that previous quarter.

     EXPENSES. We had $14,657 in expenses this quarter, as compared to $5,765 in the corresponding previous quarter. These expenses are principally legal and professional expenses.

     PART  II:  OTHER  INFORMATION

ITEM  1.  LEGAL  PROCEEDINGS.  None

ITEM  2.  CHANGES  IN  SECURITIES.  None

ITEM  3.  DEFAULTS  ON  SENIOR  SECURITIES.  None

ITEM  4.  SUBMISSION  OF  MATTERS  TO  VOTE  OF  SECURITY  HOLDERS.  None

ITEM  5.  OTHER  INFORMATION.  None

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K.  None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-Q Report for the quarter ended March 31, 2002, has been signed below by the following person on behalf of the Registrant and in the capacity and on the date indicated.

Dated:  May  14,  2002
                                  MAYSCOM, INC.

                                       by

/s/Sebastian  T.  Gibson          /s/Curtis  Wade  Fox
   Sebastian  T.  Gibson             Curtis  Wade  Fox
   President                         Secretary

                                  MAYSCOM, INC.
                           BALANCE SHEETS (UNAUDITED)

                                                    March 31,     December 31,
                                                      2002            2001
                                                  (Unaudited)
-----------------------------------------------------------------------------
                                                  ASSETS
CURRENT ASSETS
  Cash . . . . . . . . . . . . . . . . . . . . .  $     5,252   $      50
  Total Current Assets . . . . . . . . . . . . .        5,252          50

TOTAL ASSETS . . . . . . . . . . . . . . . . . .  $     5,252   $      50
                                                  ============  ==========


        LIABILITIES & STOCKHOLDERS' EQUITY

LIABILITIES
  Accounts payable . . . . . . . . . . . . . . .  $    16,237   $  16,237
  Accounts payable - related party . . . . . . .       62,377      54,660
                                                  ------------  ----------
Total Accounts payable . . . . . . . . . . . . .       78,614      70,897

STOCKHOLDERS' EQUITY

  Common Stock, $.001 par value; authorized
    100,000,000 shares; issued and outstanding,
    10,054,000 shares and 8,444,000 shares . . .       10,054       8,444
  Additional paid-in capital . . . . . . . . . .      108,148     104,556
  Accumulated Surplus (Deficit). . . . . . . . .     (191,564)   (183,847)
                                                  ------------  ----------
Total Stockholders' Equity . . . . . . . . . . .      (73,362)    (70,847)
                                                  ------------  ----------
STOCKHOLDERS' EQUITY . . . . . . . . . . . . . .  $     5,252   $      50
                                                  ============  ==========

                  The accompanying notes are an integral part
                         of these financial statements.

                                  MAYSCOM, INC.
                          (a Development Stage Company)
                      STATEMENTS OF OPERATIONS (UNAUDITED)

                                                           From
                                                       Inception on
                           From January  From January   April 21,
                            1, 2002 to    1, 2001 to   1999 through
                            March 31,      March 31,     March 31,
                               2002          2001          2002
                             -----------  -----------  -----------
Revenues. . . . . . . . . .  $    8,679   $      -0-   $    9,679
                             -----------  -----------  -----------

General and Administrative
    Expenses. . . . . . . .      14,657        5,765      200,254
                             -----------  -----------  -----------

Net Loss from Operations. .      (5,978)      (5,765)    (190,575)

Net Income (Loss) . . . . .  $   (5,978)  $   (5,765)  $ (190,575)
                             ===========  ===========  ===========

Loss per Share. . . . . . .  $    (0.00)  $    (0.00)  $    (0.03)
                             ===========  ===========  ===========

Weighted Average
    Shares Outstanding. . .   8,444,000    8,333,000    7,512,620
                             ===========  ===========  ===========

                     The accompanying notes are an integral
                      part of these financial statements.

                                  MAYSCOM, INC.
                          (a Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                           From
                                                                         Inception
                                             From January  From January  April 21,
                                             1, 2002 to    1, 2001 to  1999 through
                                               March 31,    March 31,   March 31,
                                                 2002        2001         2002
----------------------------------------------------------------------------------
  Operating Activities

  Net Income (Loss) . . . . . . . . . . . . . .  $(5,978)  $(5,765)  $(189,825)
  Items not affecting cash:
  Increase in accounts payable. . . . . . . . .                         16,237
  Increase in accounts payable - related party.    7,717     5,765      62,377
        Stock issued for services . . . . . . .        0         0       1,100
                                                 --------  --------  ----------

  Net Cash from Operations. . . . . . . . . . .    1,739         0    (110,111)

  Cash from financing activities
  Cash acquired in acquisition. . . . . . . . .    3,463                 3,463
  Sale of Common Stock. . . . . . . . . . . . .        0         0     111,900
                                                 --------  --------  ----------

  Cash Increase (Decrease). . . . . . . . . . .    5,202         0       5,252

  Beginning Cash. . . . . . . . . . . . . . . .       50     8,612         -0-

  Cash as of Statement Date . . . . . . . . . .  $ 5,252   $ 8,612   $   5,252
                                                 ========  ========  ==========

  Cash Paid For:
    Interest. . . . . . . . . . . . . . . . . .  $     0   $     0   $       0
    Taxes . . . . . . . . . . . . . . . . . . .  $     0   $     0   $       0

                  The accompanying notes are an integral part
                         of these financial statements.

                                  MAYSCOM, INC.
                          (a Development Stage Company)
                        Notes to The Financial Statements
                                 March 31, 2002


NOTES  TO  FINANCIAL  STATEMENTS

Mayscom, Inc., ("the Company") has elected to omit substantially all footnotes to the financial statements for the period ended March 31, 2002, since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in their Annual Report filed on Form 10-KSB for the Fiscal year ended December 31, 2001.

ACQUISITION,  SHARE  ISSUANCE  AND  SHARE  CANCELLATION

In March, 2002, the Board of Directors and Shareholders of the Company, approved a plan of acquisition of EdgarCFS, Inc. wherein the shareholders of the acquired company were issued 6,000,000 shares of the Company in exchange for 5,000,000 shares of the acquired company and 4,390,000 shares of the Company were cancelled.

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