Form 10QSB
period 2002-06-30
ELECTRONIC CORPORATE FILING SERVICES INC
filed 2002-08-08
CIK 1104461

United States
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

              [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                        Commission File Number:  0-30809

                       For the Quarter ended June 30, 2002

                   ELECTRONIC CORPORATE FILING SERVICES, INC.

Nevada                                                                91-2019712
(Jurisdiction  of  Incorporation)             (I.R.S.  Tax  Identification  No.)

22226  Caminito  Tasquillo,  Laguna  Hills,  CA                            92653
(Address  of  principal  executive  offices)                         (Zip  Code)

Registrant's  telephone  number,  including  area  code:         (949)  235-0198

As of July 12, 2002, 10,054,000 shares of Common stock were issued and outstanding.

Transitional  Small  Business  Disclosure  Format  (check one): yes [ ]   no [X]


                          PART I: FINANCIAL INFORMATION

ITEM  1.  FINANCIAL  STATEMENTS.

     The financial statements, for the three months ended June 30, 2002, included herein have been prepared by the Company, without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information not misleading.

             The Remainder of this Page is Intentionally left Blank

                   ELECTRONIC CORPORATE FILING SERVICES, INC.
                          (a Development Stage Company)
                           BALANCE SHEETS (UNAUDITED)

                                                    June 30,         December 31,
                                                      2002               2001
                                                  (Unaudited)

                                     ASSETS

CURRENT ASSETS

  Cash . . . . . . . . . . . . . . . . . . . . .  $     9,362   $      50

  Total Current Assets . . . . . . . . . . . . .        9,362          50

OTHER ASSETS

  Goodwill . . . . . . . . . . . . . . . . . . .        1,739           0

  Total Other Assets . . . . . . . . . . . . . .        1,739           0

TOTAL ASSETS . . . . . . . . . . . . . . . . . .  $    11,101   $      50
                                                  ============  ==========


                       LIABILITIES & STOCKHOLDERS' EQUITY


LIABILITIES

  Accounts payable . . . . . . . . . . . . . . .  $    36,972   $  16,237
  Accounts payable - related party . . . . . . .       54,660      54,660

Total Accounts payable . . . . . . . . . . . . .       91,632      70,897
                                                  ============  ==========
STOCKHOLDERS' EQUITY


  Common Stock, $.001 par value; authorized
    100,000,000 shares; issued and outstanding,
    10,054,000 shares and 8,444,000 shares . . .       10,054       8,444

  Additional paid-in capital . . . . . . . . . .      108,148     104,556

  Accumulated Surplus (Deficit). . . . . . . . .     (198,733)   (183,847)

Total Stockholders' Equity . . . . . . . . . . .      (80,531)    (70,847)

STOCKHOLDERS' EQUITY . . . . . . . . . . . . . .  $    11,101   $      50
                                                  ============  ==========

                  The accompanying notes are an integral part
                         of these financial statements.

                   ELECTRONIC CORPORATE FILING SERVICES, INC.
                          (a Development Stage Company)
                      STATEMENTS OF OPERATIONS (UNAUDITED)

                                                                                        From
                                                                                     Inception
                                                                                        on
                               From April    From April  From January From January   April 21,
                               1, 2002 to   1, 2001 to  1, 2002 to    1, 2001 to   1999 through
                                 June 30,    June 30,     June 30,      June 30,     June 30,
                                 2002         2001          2002         2001          2002
Revenues. . . . . . . . . .  $    16,565   $      -0-   $    25,244   $      -0-   $   26,244

General and Administrative
    Expenses. . . . . . . .       25,473        7,393        40,130       13,158      224,977

Net Loss from Operations. .       (8,908)      (7,393)      (14,886)     (13,158)    (198,733)

Net Income (Loss) . . . . .  $    (8,908)  $   (7,393)  $   (14,886)  $  (13,158)  $ (198,733)
                             ============  ===========  ============  ===========  ===========

Loss per Share. . . . . . .  $     (0.00)  $    (0.00)  $     (0.00)  $    (0.00)  $    (0.03)
                             ============  ===========  ============  ===========  ===========

Weighted Average
    Shares Outstanding. . .   12,444,000    8,444,000    12,444,000    8,444,000    7,625,373
                             ============  ===========  ============  ===========  ===========

                  The accompanying notes are an integral part
                         of these financial statements.

                   ELECTRONIC CORPORATE FILING SERVICES, INC.
                          (a Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                            From
                                                                         Inception
                                                      From January       April 21,
                                                       1, 2001 to      1999 through
                                                         June 30,        June 30,
                                                     2002       2001        2002
  Operating Activities

  Net Income (Loss) . . . . . . . . . . . . . . .  $(14,886)  $(13,158)  $(198,733)
  Items not affecting cash:
    Increase in accounts payable. . . . . . . . .    15,533          0      36,972
    Increase in accounts payable - related party.         0      4,658      54,660
    Stock issued for services . . . . . . . . . .         0          0       1,100
  Net Cash from Operations. . . . . . . . . . . .       647     (8,500)   (106,001)

  Cash from investing activities
    Proceeds from investment in subsidiary. . . .     3,463          0       3,463
  Net Cash from investing activities. . . . . . .     3,463          0       3,463

  Cash from financing activities
  Sale of Common Stock. . . . . . . . . . . . . .         0          0     111,900
  Net Cash from financing activities. . . . . . .         0          0     111,900

  Cash Increase (Decrease). . . . . . . . . . . .     4,110     (8,500)      9,362

  Beginning Cash. . . . . . . . . . . . . . . . .     5,252      8,612         -0-

  Cash as of Statement Date . . . . . . . . . . .  $  9,362   $    112   $   9,362
                                                   =========  =========  ==========

  Cash Paid For:
    Interest. . . . . . . . . . . . . . . . . . .  $      0   $      0   $       0
    Taxes . . . . . . . . . . . . . . . . . . . .  $      0   $      0   $       0

                  The accompanying notes are an integral part
                         of these financial statements.

                   ELECTRONIC CORPORATE FILING SERVICES, INC.
                          (a Development Stage Company)
                        Notes to The Financial Statements
                                  June 30, 2002


NOTES  TO  FINANCIAL  STATEMENTS

Electronic Corporate Filing Services, Inc., ("the Company") has elected to omit substantially all footnotes to the financial statements for the period ended June 30, 2002, since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in their Annual Report filed on Form 10-KSB for the Fiscal year ended December 31, 2001.

ACQUISITION,  SHARE  ISSUANCE  AND  SHARE  CANCELLATION

In March, 2002, the Board of Directors and Shareholders of the Company, approved a plan of acquisition of Edgar CFS, Inc. wherein the shareholders of the acquired company were issued 6,000,000 shares of the Company in exchange for 5,000,000 shares of the acquired company and 4,390,000 shares of the Company were cancelled.

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

      (1)  SUMMARY  OF  PRODUCT  RESEARCH  AND  DEVELOPMENT.  None.

      (2)  EXPECTED  PURCHASE  OR SALE OF PLANT AND SIGNIFICANT EQUIPMENT. None.

      (3)  EXPECTED  SIGNIFICANT  CHANGE  IN  THE  NUMBER  OF  EMPLOYEES.  None.

(B) DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. Our financial condition has improved since our last report. We have enjoyed some revenues this quarter. Our expenses continue to outweigh our revenues at this point.

     REVENUES. We enjoyed operating revenues of $16,565, this reporting quarter. We had no revenues in the corresponding period last year. We had no business or operation in that previous quarter.

     EXPENSES. We had $25,473 in expenses this quarter, as compared to $14,657 in the corresponding previous quarter. These expenses are principally legal and professional expenses.

                           PART II: OTHER INFORMATION

ITEM  1.  LEGAL  PROCEEDINGS.  None

ITEM  2.  CHANGES  IN  SECURITIES.  None

ITEM  3.  DEFAULTS  ON  SENIOR  SECURITIES.  None

ITEM  4.  SUBMISSION  OF  MATTERS  TO  VOTE  OF  SECURITY  HOLDERS.  None

ITEM 5. OTHER INFORMATION. On June 12, 2002 we changed our name from Mayscom, Inc. to Electronic Corporate Filing Services, Inc.

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K.  None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-Q Report for the quarter ended June 30, 2002, has been signed below by the following person on behalf of the Registrant and in the capacity and on the date indicated.

Dated:  July  15,  2002

                   ELECTRONIC CORPORATE FILING SERVICES, INC.

                                       by

/s/Sebastian  Gibson                                      /s/Curtis  Fox
   Sebastian  T.  Gibson                                     Curtis  Wade  Fox
   President                                                 Secretary