Form 10QSB/A
period 2002-06-30
ELECTRONIC CORPORATE FILING SERVICES INC
filed 2002-08-26
CIK 1104461

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


The amendment to the 10-QSB filed previously for the quarter ending June 30, 2002 is being made to include the Certification of the Chief Executive Officers and the Chief Financial Officer.

The financial statements and their accompanying notes previously filed in the 10-QSB on August 16, 2002, had no changes and are referenced herein.

To view the previously filed financial statements, notes to financial statements and the Managements Discussion and Analysis you can go to www.sec.gov.

                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER
                       PURSUANT TO 18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Electronic Corporate Filing Services, Inc, (the "Company") on Form 10-QSB for the period ending June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Frank Maresca, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company. IN WITNESS WHEREOF, the undersigned has executed this certification as of the 16th day of August, 2002.



/s/Sebastian  Gibson
Sebastian  Gibson
Chief  Executive  Officer

                    CERTIFICATION OF CHIEF FINANCIAL OFFICER
                       PURSUANT TO 18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Electronic Corporate Filing Services, Inc, (the "Company") on Form 10-QSB for the period ending June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Jane Olmstead, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

IN WITNESS WHEREOF, the undersigned has executed this certification as of the 16th day of August, 2002.

/s/Curtis  FoxCurtis  Fox
Chief  Financial  Officer

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-Q Report for the quarter ended June 30, 2002, has been signed below by the following person on behalf of the Registrant and in the capacity and on the date indicated.

Dated:  August 26,  2002

                   ELECTRONIC CORPORATE FILING SERVICES, INC.

                                       by

/s/Sebastian  Gibson                                      /s/Curtis  Fox
   Sebastian  T.  Gibson                                     Curtis  Wade  Fox
   President                                                 Secretary