Form 10QSB
period 2002-09-30
ELECTRONIC CORPORATE FILING SERVICES INC
filed 2002-11-15
CIK 1104461

United States
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

              [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                        Commission File Number:  0-30809

                    For the Quarter ended September 30, 2002

                   ELECTRONIC CORPORATE FILING SERVICES, INC.

Nevada                                                                91-2019712
(Jurisdiction  of  Incorporation)     (I.R.S.  Employer  Identification  Number)

22226  Caminito  Tasquillo,  Laguna  Hills,  CA                            92653
(Address  of  principal  executive  offices)                         (Zip  Code)

Registrant's  telephone  number,  including  area  code:         (949)  235-0198

Securities  registered  pursuant  to  Section  12(b)  of  the  Act:        None.

Securities  registered  pursuant  to  Section  12(g)  of  the  Act: Common Stock

As of September 30, 2002, 10,054,000 shares of Common stock were issued and outstanding.

Transitional  Small  Business  Disclosure  Format  (check one): yes [ ]   no [X]


                          PART I: FINANCIAL INFORMATION

ITEM  1.  FINANCIAL  STATEMENTS.

     The financial statements, for the three months and nine months ended September 30, 2002, included herein have been prepared by the Company, without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information not misleading.

             The Remainder of this Page is Intentionally left Blank

            ELECTRONIC CORPORATE FILING SERVICES, INC. and SUBSIDIARY
                    (formerly Mayscom, Inc. and Subsidiary)
                          (a Development Stage Company)
                                 BALANCE SHEETS

                                                 September 30,  December 31,
                                                      2002          2001
-----------------------------------------------------------------------------
                                                  (Unaudited)
                                                  ASSETS

CURRENT ASSETS

  Cash . . . . . . . . . . . . . . . . . . . . .  $     2,161   $      50
  Total Current Assets . . . . . . . . . . . . .        2,161          50
TOTAL ASSETS . . . . . . . . . . . . . . . . . .  $     2,161   $      50
                                                  ============  ==========


        LIABILITIES & STOCKHOLDERS' EQUITY

LIABILITIES

  Accounts payable . . . . . . . . . . . . . . .  $    24,807   $  16,237
  Accounts payable - related party . . . . . . .       54,660      54,660
                                                  ------------  ----------
Total Accounts payable . . . . . . . . . . . . .       79,467      70,897

STOCKHOLDERS' EQUITY


  Common Stock, $.001 par value; authorized
    100,000,000 shares; issued and outstanding,
    10,054,000 shares and 8,444,000 shares . . .       10,054       8,444
  Additional paid-in capital . . . . . . . . . .      106,409     104,556
  Accumulated Surplus (Deficit). . . . . . . . .     (193,769)   (183,847)
                                                  ------------  ----------
Total Stockholders' Equity . . . . . . . . . . .      (77,306)    (70,847)
                                                  ------------  ----------
STOCKHOLDERS' EQUITY . . . . . . . . . . . . . .  $     2,161   $      50
                                                  ============  ==========

  The accompanying notes are an integral part of these financial statements.

            ELECTRONIC CORPORATE FILING SERVICES, INC. and SUBSIDIARY
                    (formerly Mayscom, Inc. and Subsidiary)
                          (a Development Stage Company)
                             STATEMENTS OF OPERATIONS

                                                                                    From
                                                                                 Inception on
                                   For the three             For the nine          June 13,
                                   months ended              months ended        1990 through
                                   September 30,             September 30,      September 30,
                                2002         2001         2002         2001          2002
                             -----------  -----------  -----------  -----------  -----------
Revenues. . . . . . . . . .  $    50,902  $      -0-   $   76,146   $      -0-   $   77,896
                             -----------  -----------  -----------  -----------  -----------

General and Administrative
    Expenses. . . . . . . .       45,939         720       86,068       13,878      271,665
                             -----------  -----------  -----------  -----------  -----------

Net Loss from Operations. .        4,963        (720)      (9,922)     (13,878)    (193,769)

Net Income (Loss) . . . . .  $     4,963  $     (720)  $   (9,922)  $  (13,878)  $ (193,769)
                             ===========  ===========  ===========  ===========  ===========

Loss per Share. . . . . . .  $      0.00  $    (0.00)  $    (0.00)  $    (0.00)  $    (0.03)
                             ===========  ===========  ===========  ===========  ===========

Weighted Average
    Shares Outstanding. . .   10,054,000   8,444,000    9,995,026    8,444,000    7,664,094
                             ===========  ===========  ===========  ===========  ===========

  The accompanying notes are an integral part of these financial statements.

            ELECTRONIC CORPORATE FILING SERVICES, INC. and SUBSIDIARY
                    (formerly Mayscom, Inc. and Subsidiary)
                          (a Development Stage Company)
                              STATEMENTS OF CASH FLOWS
                                    (Unaudited)

                                                                          From
                                                                        Inception
                                                      For the nine   June 30, 1990
                                                      months ended       through
                                                      September 30,   September 30,
                                                     2002      2001        2002
-----------------------------------------------------------------------------------
  Operating Activities

  Net Income (Loss) . . . . . . . . . . . . . . .  $(9,922)  $(13,878)  $(193,769)
  Items not affecting cash:
    Increase in accounts payable. . . . . . . . .    8,570      5,322      24,807
    Increase in accounts payable - related party.                          54,660
    Stock issued for services . . . . . . . . . .        0          0       1,100
                                                   --------  ---------  ----------
  Net Cash from Operations. . . . . . . . . . . .   (1,352)    (8,556)   (113,202)

  Cash from investing activities
    Proceeds from investment in subsidiary. . . .    3,463          0       3,463
                                                   --------  ---------  ----------
  Net Cash from investing activities. . . . . . .    3,463          0       3,463

  Cash from financing activities
  Sale of Common Stock. . . . . . . . . . . . . .        0          0     111,900
                                                   --------  ---------  ----------
  Net Cash from financing activities. . . . . . .        0          0     111,900

  Cash Increase (Decrease). . . . . . . . . . . .    2,111     (8,556)      2,161

  Beginning Cash. . . . . . . . . . . . . . . . .       50      8,612         -0-

  Cash as of Statement Date . . . . . . . . . . .  $ 2,161   $     56   $   2,161
                                                   ========  =========  ==========

  Cash Paid For:
    Interest. . . . . . . . . . . . . . . . . . .  $     0   $      0   $       0
    Taxes . . . . . . . . . . . . . . . . . . . .  $     0   $      0   $       0

  The accompanying notes are an integral part of these financial statements.

            ELECTRONIC CORPORATE FILING SERVICES, INC. AND SUBSIDIARY
                     (formerly Mayscom, Inc. and Subsidiary)
                          (a Development Stage Company)
                   Notes to The Unaudited Financial Statements
                               September 30, 2002


NOTES  TO  FINANCIAL  STATEMENTS

Electronic Corporate filing Services, Inc., ("the Company") has elected to omit substantially all footnotes to the financial statements for the period ended September 30, 2002, since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in their Annual Report filed on Form 10-KSB for the Fiscal year ended December 31, 2001.

ACQUISITION,  SHARE  ISSUANCE  AND  SHARE  CANCELLATION

During March 2002, the Board of Directors and Shareholders of the Company, approved a plan of acquisition of Edgar CFS, Inc. wherein the shareholders of the acquired company were issued 6,000,000 shares of the Company in exchange for 5,000,000 shares of the acquired company and 4,390,000 shares of the Company were cancelled.

CHANGE  OF  NAME

During June 2002, the Company authorized a name change from Mayscom, Inc. to Electronic Corporate filing Services, Inc.

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

ITEM  2.  MANAGEMENTS  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATION.

(A) PLAN OF OPERATION. Our plan of operation is unchanged from our previous annual report on Form 10-KSB for the year ended December 31, 2001. Reference is also made to our Definitive Information Statement ("DEF 14C"), filed on or about March 29, 2002. We are an electronic filing service for corporate clients.

      (1)  SUMMARY  OF  PRODUCT  RESEARCH  AND  DEVELOPMENT.  None.

      (2)  EXPECTED  PURCHASE  OR SALE OF PLANT AND SIGNIFICANT EQUIPMENT. None.

      (3)  EXPECTED  SIGNIFICANT  CHANGE  IN  THE  NUMBER  OF  EMPLOYEES.  None.

(B) DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. Our financial condition is discussed and disclosed as follows:

     REVENUES. We enjoyed operating revenues of $16,565, last quarter, and $9,902 this reporting quarter. This reduction in revenues results from fewer customer orders and less filing activity by clients this last reporting quarter. In general, market conditions were not favorable to our business, during the quarter last past.

      We had no revenues in the corresponding period last year. We had no business or operation in that previous year's quarter.

     EXPENSES. We had $25,473 in expenses last quarter, as compared to $45,939 in the this reporting quarter. These expenses are principally legal and professional expenses in connection with our recent reorganization, and in the process of demonstrating qualifications for quotation over the counter. We are not so-quoted yet! Compensation is not a factor at the present time. Attempted comparison with the corresponding period of 2002 would be misleading and non-material, for the reason that special and non-recurring costs are involved in both periods.

     NEGATIVE LIQUIDITY. We have reported accrued expenses which we do not have the liquid cash or revenue stream to discharge. With the exception of auditing, which must be paid for, the bulk of our legal and professional expenses are subject to deferral. Should demand be made for immediate payment of our accrued expenses, we would be insolvent and unable to do so.

     FUTURE PROSPECTS. We are not in business to lose money, but we recognize that it will take time to build and increase our customer base. We believe we have the wear-with-all to stay the course. However, there is no assurance that we will achieve our goals, or that the many risks of business failure will not overwhelm us.


                           PART II: OTHER INFORMATION

ITEM  1.  LEGAL  PROCEEDINGS.  None

ITEM  2.  CHANGES  IN  SECURITIES.  None

ITEM  3.  DEFAULTS  ON  SENIOR  SECURITIES.  None

ITEM  4.  SUBMISSION  OF  MATTERS  TO  VOTE  OF  SECURITY  HOLDERS.  None

ITEM 5. OTHER INFORMATION. As reported on Form 8-K dated August 29, 2002, and filed on, the resignation of Sebastian Gibson, President/Director was approved Monday August 26, 2002, by the Board of Directors. Curtis Fox is the Sole Officer/Director remaining. Mr. Gibson remains available, for consultation, but no longer serves as an officer or director.

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K.

Certification(s)  Pursuant  to  18  USC  Section  1350  attached  as  Exhibit A.

Form  8-K  dated  August  29,  2002:  See  Item  5  above.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-Q Report for the quarter ended September 30, 2002, has been signed below by the following person on behalf of the Registrant and in the capacity and on the date indicated.

Dated:  November  8,  2002
                   ELECTRONIC CORPORATE FILING SERVICES, INC.

                                       By



                                 /s/ Curtis Fox
                                 Curtis Wade Fox
                         Sole Remaining Officer/Director

--------------------------------------------------------------------------------

                                    EXHIBIT A

--------------------------------------------------------------------------------

                 CERITIFICATION PURSUANT TO 18 USC SECTION 1350


     Curtis Wade Fox, Officer/Director of this Registrant Company, hereby certify(s), to the best of my (our) knowledge and belief, in connection with this Quarterly Report on Form 10-QSB, dated November 8, 2002:


(1)This report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and


     (2)The information contained in this report fairly presents, in all material aspects, the financial condition and results of operations of this Registrant Company.


Certification  Dated:
November  8,  2002


                               /s/ Curtis Fox
                                 Curtis Wade Fox