Form 10KSB
period 2002-12-31
ELECTRONIC CORPORATE FILING SERVICES INC
filed 2003-03-26
CIK 1104461

FORM 10-KSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

               [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                        Commission File Number: 000-30809

                      For the Year ended December 31, 2002

                              Dated: March 31, 2003

                   Electronic Corporate Filing Services, Inc.

Nevada                                                                91-2019712
(Jurisdiction  of  Incorporation)             (I.R.S.  Employer  Identification)

22226  Caminito  Tasquillo  Laguna  Hills,  CA                             92653
(Address of principal executive offices)                              (Zip Code)

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

[ ] (Indicate by check mark whether if disclosure of delinquent filers (Section 229.405) is not and will not to the best of Registrant's knowledge be contained herein, in definitive proxy or information statements incorporated herein by reference or any amendment hereto.)

formerly  Mayscom,  Inc.
4  Normandy  Drive,  Kenner  LA  70065

Issuer's  Revenues  for  this  fiscal  year:  $150,155

As of 12/31/02 the number of shares of Common Stock outstanding was 10,054,000. As of 03/31/03 the number of shares of Common Stock outstanding was 6,880,000.
As of 3/31/03 the number of shares of Common Stock held by non-affiliates was 880,000

Transitional  Small  Business  Disclosure  Format:  Yes  [  ]  No  [X]


                                               Exhibit Index is found on page 11

INTRODUCTION                                                                   3

PART  I                                                                        3

ITEM  1.  Description  of  Business                                            3
      (a)  Business  Development                                               3
      (b)  Business  of  the  Registrant                                       4

ITEM  2.  Property                                                             5

ITEM  3.  Legal  Proceedings                                                   5

ITEM  4.  Submission  of  Matters  to  a  Vote  of  Security  Holders          5

PART  II                                                                       5

ITEM  5.  Market  for  Common  Equity  and  Stockholder  Matters               5
      (a)  Market  Information                                                 5
      (b)  Holders                                                             5
      (c)  Dividends                                                           5
      (d)  Sales  of  Unregistered  Common  Stock  2002                        5

ITEM  6.  Management's  Discussion  and  Analysis  or Plan of Operation        6
      (a)  Plan  of  Operation:  Next  Twelve  Months                          6
      (b)  Discussion and Analysis of Financial Condition and Results of
           Operations:                                                         6

ITEM  7.  Financial  Statements                                                8

ITEM  8.  Changes  In  and  Disagreements  With  Accountants
          on  Accounting  and  Financial  Disclosure                           8

PART  III                                                                      8

ITEM  9.  Directors and Executive Officers, Promoters and Control Persons      8

ITEM  10.  Executive  Compensation                                             9

ITEM  11.  Security  Ownership  of  Certain  Beneficial  Owners
           and  Management                                                    10

ITEM  12.  Certain  Relationships  and  Related  Transactions                 10

ITEM  14.  Attachments, Financial Statements, Exhibits,
           and Reports on Form 8-K                                            11

                                  INTRODUCTION

     We are effectively a new company with a new and different business, subject only to the requirements of Section 14, of the Securities Exchange Act of 1934, which postpones the effectiveness of the closing of our acquisition for twenty days from the filing of our Definitive Information Statement, filed on March 29, 2002.

                                     PART I

                        ITEM 1.  DESCRIPTION OF BUSINESS.

 (A)  BUSINESS  DEVELOPMENT.

     (1) FORM AND YEAR OF ORGANIZATION. This parent Corporation ("We", "Our", Us") was duly incorporated in Nevada on June 13, 1990, as NNN-Huntor Associates, Inc. On or about December 15, 1999, we reincorporated and restated our articles of incorporation to change our corporate name to Mayscom, Inc., to increase our authorized capital to the present 100,000,000 shares, and to change the par value of each share from $0.01 to the present $0.001. On or about January 15, 2002, we acquired all of the capital stock of EdgarCFS, Inc. ("ECFS") for 6,000,000 (Six Million) new investment shares of common stock, and changed the corporate name accordingly to our present name.

     (2)  ISSUANCE  OF  COMMON  STOCK.

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

     On January 25, 2000, we effected a 40 for 1 forward split of our common stock, such that the former 200,000 shares became 8,000,000 share issued and outstanding.

     On March 28, 2000, we placed 444,000 (post-forward) new investment shares to 13 highly sophisticated investors (with pre-existing relationships with management) at $0.25 per share, pursuant to Section 4(2) of the 1933 Act. As a result of the foregoing, we had 8,444,000 shares issued and outstanding and 214 shareholders of record.

     On or about January 15, 2002, we acquired all of the capital stock of EdgarCFS, Inc. ("ECFS") for 6,000,000 (Six Million) new investment shares of common stock, and changed the corporate name accordingly to our present name. Miller M. Mays III, the previous controlling shareholder cancelled all but 10,000 of his 4,400,000 shares. The Owners of ECFS private have become the controlling shareholders of this resulting corporation. The Plan of Reorganization and Acquisition ("the Plan") is found as Attachment A, to our Definitive Information Statement, filed on or about March 29, 2002.
     ECFS was a private Nevada corporation duly organized, validly existing, and in good standing under the laws of the State of Nevada, incorporated on April 24, 2001. It is now our operating subsidiary.

     During October of 2002, other shareholders agreed to further cancellation totaling 3,174,000 shares in the aggregate. These were share originally issued to non-affiliates during 1991 through 1992. This additional cancellation became effective in 2003.

                                              12/31/98         12/15/99
                                               Start          40  for  1
------------------------------------------------------------------------
Pre-'99                                       200,000         8,000,000
3/28/00     Investors                                           444,000
                                                             -----------
12/31/01     Issued and Outstanding                           8,444,000
                                                             ===========
Carried                                                       8,444,000
1/10/02     Cancel affiliate                                 (4,390,000)
1/10/02     Acquisition                                       6,000,000
                                                             -----------
12/31/02     Issued and Outstanding                          10,054,000
                                                             ===========
Carried                                                      10,054,000
1/01/03     Additional Cancellations                         (3,174,000)
                                                             -----------
3/31/02     Issued and Outstanding                            6,880,000
                                                             ===========

     There are no lock-up or shareholder pooling agreements between or among shareholders of this Registrant. All shares are owned and controlled independently by the persons to whom they are issued.

      (3) BANKRUPTCY, RECEIVERSHIP OR SIMILAR PROCEEDING. None from inception to date.

 (B)  BUSINESS  OF  THE  REGISTRANT.

      (1)  PRINCIPAL  PRODUCTS  OR  SERVICES  AND  THEIR  MARKETS.

     We are a developmental stage company with a principal business objective to provide electronic filing services for clients that need to electronically file prospectuses, registration statements, and other documents under federal securities laws with the Securities and Exchange Commission (SEC) via the SEC's electronic data gathering system entitled Electronic Data Gathering Analysis and Retrieval ("EDGAR"). This program requires participants or their agents to file disclosure information with the SEC in an electronic format rather than by the traditional paper filing package. This electronic format, usually in ASCII, includes additional submission information and coding "tags" within the document for aid in the SEC's analysis of the document and retrieval by the public. This electronic format is generally delivered by direct telecommunications, but may be delivered on magnetic computer tape or by diskette. EDGAR allows registrants to file and the public to retrieve disclosure information electronically.

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

      (5) YEAR 2000,2001,2002 COMPLIANCE, EFFECT ON CUSTOMERS AND SUPPLIERS. We have encountered no Year 2000/2001/2002 compliance issues or problems.

                               ITEM 2.  PROPERTY.

     We have no property and enjoy the non-exclusive use of office, computer and telephone of our officer during the year 2002. During 2002 our officers made use of his personal computers, not owned by the corporation.

                           ITEM 3.  LEGAL PROCEEDINGS.

     There are no legal proceedings pending, threatened or suspected, by or against us, as of the preparation of this Report.

          ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     On January 10, 2002, the following proposal was submitted for approval and was approved by a majority shareholder action pursuant to the laws of Nevada: To approve that certain Plan of Reorganization and Acquisition dated January 10, 2002, by which this Corporation would acquire all of the capital stock of EdgarCFS, Inc. for 6,000,000 (Six Million) new investment Shares of Mayscom, Inc. common stock, and change the corporate name accordingly. Reference is made to our filing pursuant to Section 14(c) of the 1934 Securities Exchange Act:
Definitive  Information  Statement  filed  on  or  about  March  29,  2002.

                                     PART II

           ITEM 5.  MARKET FOR COMMON EQUITY AND STOCKHOLDER MATTERS.

 (A) MARKET INFORMATION. Our Common Stock has never traded Over the Counter on the Bulletin Board ("OTCBB"), or the Pink Sheets or otherwise. There has been no market activity of any kind in the securities of this Registrant.

 (B)  HOLDERS.  There  are  presently  50  shareholders  of  our  common  stock.

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

 (D) SALES OF UNREGISTERED COMMON STOCK 2002. On or about January 15, 2002, we acquired all of the capital stock of EdgarCFS, Inc. ("ECFS") for 6,000,000 (Six Million) new investment shares of Mayscom, Inc. common stock. The issuance was made to two persons pursuant to section 4(2) of the 1933 Act.

       ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

 (A) PLAN OF OPERATION: NEXT TWELVE MONTHS. Our plan of Operation focuses upon the business of EdgarCFS, our to be acquired subsidiary, and on the operations led by our new management. We would continue to serve existing customers, and seek to enlarge our customer base, by referrals and selected promotional advertising.

     (1) CASH REQUIREMENTS AND OF NEED FOR ADDITIONAL FUNDS, TWELVE MONTHS. We have no substantial cash requirements for the next twelve months, for our operations. We believe that our revenues will be sufficient for operational purposes. We will, however, attempt in due course to achieve the quotation of our common stock, on either the NQB Pink Sheets, or the OTCBB (Over-The-Counter Bulletin Board). We intend also to register our existing shares for resale by our existing shareholders, pursuant the Securities Act of 1933. No amounts would be receivable by us in connection with this registration or any resales, for or by our existing shareholders. In this connection we would expect significant legal and professional expense, in addition to compliance with our periodic reporting requirements, which may require advances from our principals during the next twelve months.

     Reference is made to Notes 2 and 3, Going Concern and Development Stage Company, of our Audited Financial Statements: Our financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has current revenues and may require further advances from our principal shareholder, or possibly from an additional private placement. Without realization of additional capital, it would be some risk of our ability to continue as a going concern. It is not management's plan to seek additional capital through a merger with an existing operating company. We have acquired our operating subsidiary and will focus our efforts on its business. We are a "development stage company". The term refers to the early stage in which a company concentrates substantially all of our efforts in raising capital and defining our business operations. We are a development stage company, with current issues of developing our funding and/or cash flow, and defining and expanding our business with an aim to achieving profitability in future years. We are generating revenues currently. Profitability has yet to be demonstrated with confidence, although our revenues, absent non-recurring expenses suggests the possibility of achieving profitability in future periods.

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

 (B)  DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:.

     (1) OPERATIONS AND RESULTS FOR THE PAST TWO FISCAL YEARS. Our new business is operating successfully, but certainly at modest levels with a view to our expenses and debts. The great bulk of our general and administrative expenses were for legal, professional, accounting and auditing, in connection with our acquisition, and these periodic reports.

                                                                     Inception
                                                                     March  26,
                                 For the Year    For the Year      June 13, 1990
                                     ended          ended                to
       Operations                 December 31    December  31        December 31
 Selected  Information               2002           2001                2002
--------------------------------------------------------------------------------

Revenues:                          $150,155            $0              $151,905
                                  ----------------------------------------------
       Total Revenues               150,155             0               151,905

General  &  Administrative         (162,881)      (71,455)             (348,478)
                                  ----------------------------------------------
       Total Expenses              (162,881)      (71,455)             (348,478)
                                  ----------------------------------------------
Net (Loss)                          (12,726)      (71,455)             (196,573)
                                  ==============================================

     (2) FINANCIAL CONDITION. We have very little cash, but we have very little need for working cash in our service business.

                            ----------------------------------------
                            Balance Sheet:              December 31
                            Selected Information            2002
                            ----------------------------------------
                            Cash                            $2,176
                                                          ---------
                            Current Assets                   2,176
                                                          ---------
                            Total Assets                     2,176
                                                          =========
                            Accounts Payable                27,626
                            AP Related Party                54,660
                                                          ---------
                            Total Liabilities               82,286
                                                          ---------
                            Common Stock                    10,054
                            Paid-in Capital                106,409
                            Accumulated Deficit           (196,583)
                                                          ---------
                            Total Equity                   (80,120)
                                                          ---------
                            Total Liabilities and Equity     2,166
                                                          =========

     Notwithstanding our 2002 demonstration of revenues, we are a development stage company, and substantial doubt may exist as our prospects as a going-concern into the future. We find that without regard to the non-recurring charges for legal and professional expenses, we may have flirted with marginal profitability. This does not take into account that our expenses would be expected to rise as our business volume develops, so that these partial first year figures may not be indicative of future results.

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

     Audited Financial Statements of Mayscom, for the years ended December 31, 2001, 2000 and from inception June 13, 1990, are provided as Attachment FK-02 and incorporated herein by this reference. Our balance sheet and statement of operations have been substantially reproduced in the preceding Item 6.

     The Audited Financial Statements of the acquisition target, EdgarCFS are found in our Section 14(c) filing, about March 29, 2002, of our Definitive Information Statement, in connection with the pending acquisition, as Attachment C thereto.


             ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                     ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III

     ITEM  9.  DIRECTORS  AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS.

Miller L. Mays, III, age 56, had been our Sole Officer and Director since inception. Mr. Mays resigned and retired in favor of the directors of EdgarCFS, on or about January 15, 2002.

Curtis Wade Fox, age 34, is our new Sole Officer and Director. He remains as Secretary and Director of EdgarCFS (our acquired subsidiary). Mr. Fox has over 10 years of computer related experience, including 5 years of computer networking. In 1997 he became a Microsoft Certified Systems Engineer (MCSE). From 1994 to 1998 Mr. Fox he was employed by CS Marketing where he set-up and maintained computers as well as created marketing and advertising for over 100 agents. From 1998 to 2000 Mr. Fox was employed by PTD Inc., responsible for the computer networking and maintenance. Since early 2000 he has managed the operations of Best Computers, a company that provides services such as complete PC repair, set-up, maintenance, and troubleshooting in both personal and/or networking environments. The company as provides software, hardware and peripheral installations. He attended MaCome Community College in Mount Clemens Michigan where he studied business management.

Sebastian Tanner Gibson, age 29, has been the President of EdgarCFS (Our acquired Subsidiary) since inception. From 1995 to 1997 he was a manager for a liquid waste trucking company. During this time he was also the Production Manager for a Canadian government newsletter for the Ontario Sewage Liquid and Waste Carriers Association. In 1997 he became a manager for a shipping services company in Southern California. In 1999 he formed SebGib.com, Corp. a Paralegal Consulting subcontracting Corporation. As the C.O.O. of SebGib.com, Corp, he assists small and mid sized corporations in the state corporation, legal document, and organizational processes. In 2001, he formed his second Nevada corporation, EdgarCFS, Inc. As the President and C.O.O. of the operating subsidiary company, he oversees the daily operations in management and administration. Mr. Gibson attended Georgian College of Applied Arts and Technology for Business Management and Advertising & Marketing. Mr. Gibson is not an Officer or Director of our parent reporting company.

                        ITEM 10.  EXECUTIVE COMPENSATION.

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



                                                                        Long Term Compensation
                                                                   |-----------------------------|
                                       Annual Compensation         |        Awards      | Payouts|
------------------------------|------------------------------------------------------------------|--------|
a . . . . . . . . .  b        |       c            d          e    |     f        g     |   h    |   i    |
----------------------------------------------------------------------------------------------------------|
Name. . . . . . . .                                                          Securities                   |
And . . . . . . . .                                          Other    Restric-   Under-          All Other|
Principal . . . .                                         .  Annual     Ted     Lying             Compen- |
Position. . . . . .                                          Compen-   Stock   Options    LTIP     Sation |
                                    Salary       Bonus     Sation ($)  Awards  SARs (#)  Payouts     ($)  |
                         Year         ($)         ($)                   ($)               ($)             |
----------------------------------------------------------------------------------------------------------|
Miller  Mays  III.                                                                                        |
  President/CEO          2002          0           0            0        0         0        0         0   |
                         2001          0           0            0        0         0        0         0   |
                         2000          0           0            0        0         0        0         0   |
----------------------------------------------------------------------------------------------------------|
Curtis  Fox.                                                                                              |
  President/CEO          2002          0           0            0        0         0        0         0   |
                         2001          0           0            0        0         0        0         0   |
                         2000          0           0            0        0         0        0         0   |
----------------------------------------------------------------------------------------------------------|
Sebastian  Gibson.                                                                                        |
Subsidiary                                                                                                |
  President              2002          0           0            0        0         0        0         0   |
                         2001          0           0            0        0         0        0         0   |
                         2000          0           0            0        0         0        0         0   |
----------------------------------------------------------------------------------------------------------|

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

                                                               Actual
Name and Address of Beneficial Owner                          Ownership      %
--------------------------------------------------------------------------------
Curtis  Wade  Fox  President/Director
22226  Caminito  Tasquillo
Laguna  Hills  CA  92653                                     6,000,000     87.21
                                                            --------------------
                   All Officers and Directors as a Group     6,000,000     87.21
                                                            ====================
    Total Shares Issued and Outstanding: Reference Only      6,880,000    100.00
                                                            ====================


            ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     None
                        ITEM 13. CONTROLS AND PROCEDURES

     EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. Based upon an evaluation under supervision and with the participation of our management, as of a date within 90 days of the filing date of this Annual Report on form 10-KSB, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c)) under the Securities Exchange Act of 1934, are effective to ensure that information required to be disclosed (in reports that we file or submit under that Exchange Act) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

     CHANGES IN INTERNAL ACCOUNTING. There were no significant changes in our internal controls or other factors that could significantly affect these controls subsequent to the date of their evaluation. There wee no significant deficiencies or material weaknesses, and therefore there were no corrective actions taken. However, the design of any system of controls is based in part upon the assumptions about the likelihood of future events, and there is no certainty that any design will succeed in achieving its stated goal under all potential future considerations, regardless of how remote.



 ITEM 14. ATTACHMENTS, FINANCIAL STATEMENTS, EXHIBITS, AND REPORTS ON FORM 8-K.

 (A)  ATTACHMENTS.

     (A)  Certification  pursuant  to  18  USC  Section  1350.

     (B)  Audit  Committee  Report

     (AFK-02) Audited Financial Statements for the years ended December 31, 2001, 2000 and Inception.

     FORM  8-K  REPORTS.  None.

     EXHIBITS  INCORPORATED  BY  REFERENCE  FROM  OUR  LAST  ANNUAL  REPORT

          Exhibit     Description  of  Exhibit
          -------------------------------------------------------

          3.1  Articles  of  Incorporation:  January  21,  2000

          3.2  Articles  of  Amendment:  January  25,  2000

          3.3  By-Laws

     EXHIBITS INCORPORATED BY REFERENCE FROM OUR DEFINITIVE INFORMATION STATEMENT (3/29/02)

          Attachment     Description  of  Exhibit
          ------------------------------------------------------

          A.  Plan  of  Reorganization

          C.  Audited  Financial  Statements:  EdgarCFS,  Inc.   12/31/01



                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the individual capacities and on the date indicated.

Dated:  March  26,  2003



                            (formerly MAYSCOM, INC.)

                                       by



                                /s/Curtis W. Fox
                                  Curtis W. Fox
                            sole officer and director

--------------------------------------------------------------------------------

                                  ATTACHMENT A

                 CERITIFICATION PURSUANT TO 18 USC SECTION 1350

--------------------------------------------------------------------------------

                 CERITIFICATION PURSUANT TO 18 USC SECTION 1350


     I, Curtis W. Fox, am the Sole Officer/Director of this Registrant Company, Electronic Corporate Filing Services, Inc

     In connection with this Annual Report on Form 10-KSB, dated March 31, 2003, I hereby certify(s), to the best of my (our) knowledge and belief:


     (1) This report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and


     (2) The information contained in this report fairly presents, in all material aspects, the financial condition and results of operations of this Registrant Company.


Certification  Dated:  March  26,  2003

                                /s/Curtis W. Fox
                                  Curtis W. Fox

--------------------------------------------------------------------------------

                                  ATTACHMENT B

                             AUDIT COMMITTEE REPORT

--------------------------------------------------------------------------------

                   Electronic Corporate Filing Services, Inc.
                                Form Type: 10-KSB

AUDIT  COMMITTEE  REPORT

     The Audit Committee of is composed of the Corporation's Board of Directors. The members of the Committee are Curtis W. Fox. The Committee recommended, subject to stockholder ratification, the selection of the Corporation's independent accountants.

     Management is responsible for the Corporation's internal controls and the financial reporting process. The independent accountants are responsible for performing an independent audit of the Corporation's consolidated financial statements in accordance with the generally accepted auditing standards and to issue a report thereon. The Committee's responsibility is to monitor and oversee these processes.

     In this context, the Committee has met and held discussions with management and the independent accountants. Management represented to the Committee that the Corporation's financial statements were prepared in accordance with generally accepted accounting principles, and the Committee has reviewed and discussed the consolidated financial statements with management and the independent accountants. The Committee discussed with the independent accountants matters required to be discussed by the Statement on Auditing Standards No. 61.

     The Corporation's independent accountants also provided to the Committee the written disclosures required by Independence Standards Board Standard No. 1, and the Committee discussed with the independent accountant that firms independence.

     Based upon Committee's discussion with management and the independent accountants and the Committee's review of the representation of management and the report of the independent accountants to the Committee, the Committee recommended that the audited consolidated financial statements be included in the Corporation's Annual Report on Form 10-KSB for the year ended 12/31/02 filed with the Securities and Exchange Commission.

Dated:  3/31/03

                                 /s/ Curtis Fox
                                  Curtis W. Fox
                         Audit Committee Member/Director

--------------------------------------------------------------------------------

                                ATTACHMENT FK-02

                          AUDITED FINANCIAL STATEMENTS

                               FOR THE YEARS ENDED

                          DECEMBER 31, 2002, 2001, AND

                          FROM INCEPTION JUNE 13, 1990.

--------------------------------------------------------------------------------

                   ELECTRONIC CORPORATE FILING SERVICES, INC.
                                (and Subsidiary)
                          (a Development Stage Company)
                        Consolidated Financial Statements
                                December 31, 2002


                                 C O N T E N T S



Independent  Auditors'  Report

Consolidated  Balance  Sheet

Consolidated  Statements  of  Operations

Consolidated  Statements  of  Stockholders'  Equity

Consolidated  Statements  of  Cash  Flows

Notes  to  the  Financial

                          INDEPENDENT AUDITOR'S REPORT



To the Board of Directors and Stockholders of Electronic Corporate Filing Services, Inc.

We have audited the accompanying consolidated balance sheet of Electronic Corporate Filing Services, Inc. (a Development Stage Company) as of December 31, 2002 and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended and from inception on June 13, 1990 through December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Electronic Corporate Filing Services, Inc. (a Development Stage Company) as of December 31, 2002 and the results of its operations and cash flows for the year then ended and from inception on June 13, 1990 through December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2, the Company's recurring operating losses and lack of working capital raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to those matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/Chisholm  &  Associates
Chisholm  &  Associates
North  Salt  Lake,  Utah
March  25,  2003

                   ELECTRONIC CORPORATE FILING SERVICES, INC.
                                (and Subsidiary)
                          (A Development Stage Company)
                           Consolidated Balance Sheet



                         ASSETS

                                                     December  31,
                                                         2002
-------------------------------------------------------------------

CURRENT  ASSETS


     Cash                                             $    2,176
                                                     ------------

          Total  Current  Assets                           2,176
                                                     ------------

          TOTAL  ASSETS                               $    2,176
                                                     ============


     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT  LIABILITIES

     Accounts  payable                                $   27,626
     Accounts  payable  -  related  party                 54,660
                                                     ------------

          Total  Current  Liabilities                     82,286
                                                     ------------

STOCKHOLDERS'  EQUITY

  Common  stock, authorized
  100,000,000 shares of $0.001 par value,
  issued and outstanding  10,054,000 shares               10,054
  Additional paid-in capital                             106,409
  Deficit accumulated during the development stage      (196,573)
                                                     ------------

          Total  Stockholders'  Equity                   (80,110)
                                                     ------------

      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY     $     2,176
                                                     ============

  The accompanying notes are an integral part of these financial statements.

                   ELECTRONIC CORPORATE FILING SERVICES, INC.
                                (and Subsidiary)
                          (a Development Stage Company)
                      Consolidated Statements of Operations

                                                                                         From
                                                                                    Inception  on
                                                                                      June  13,
                                               For  the  Years  Ended               1990 Through
                                                   December  31,                   December  31,
                                           2002                    2001                 2002
--------------------------------------------------------------------------------------------------
REVENUE                             $     150,155          $           0          $     151,905
                                    ------------------------------------------------------------
EXPENSES
     General  and  administrative         162,881                 71,455                348,478
                                    ------------------------------------------------------------
          Total  Expenses                 162,881                 71,455                348,478
                                    ------------------------------------------------------------
NET  LOSS                           $     (12,726)         $     (71,455)         $    (196,573)
                                    ============================================================
NET  LOSS  PER  SHARE               $       (0.00)         $       (0.01)         $       (0.02)
                                    ============================================================
WEIGHTED  AVERAGE  SHARES
 OUTSTANDING                            9,995,026              8,444,000              7,664,094
                                    ============================================================

  The accompanying notes are an integral part of these financial statements.

                   ELECTRONIC CORPORATE FILING SERVICES, INC.
                                (and Subsidiary)
                          (a Development Stage Company)
                 Consolidated Statement of Stockholders' Equity

                                                                                                               Deficit
                                                                                                             Accumulated
                                                                                            Additional       During  the
                                                              Common  Stock                   Paid-in        Development
                                                          Shares         Amount               Capital           Stage
--------------------------------------------------------------------------------------------------------------------------
Common  stock  issued  to  organizers  for
 organization  costs  at  $0.00025  per  share          4,400,000     $     4,400          $     (3,300)     $           0

Stock  issued  for  cash  at  $0.00025  per
 share                                                    772,600             773                  (580)                 0

Net  loss  for  the  year  ended
 December  31,  1990                                            0               0                     0               (220)
                                                       --------------------------------------------------------------------
Balance,  December  31,  1990                           5,172,600           5,173                (3,880)              (220)

Stock  issued  for  cash  at  $0.00025  per
 share                                                  1,181,800           1,181                  (886)                 0

Net  loss  for  the  year  ended
 December  31,  1991                                            0               0                     0               (400)

Balance,  December  31,  1991                           6,354,400           6,354                (4,766)              (620)

Net  loss  for  the  year  ended
 December  31,  1992                                            0               0                     0               (400)
                                                       --------------------------------------------------------------------
Balance,  December  31,  1992                           6,354,400           6,354                (4,766)            (1,020)

Stock  issued  for  cash  at  $0.00025  per
 share                                                  1,108,000           1,108                  (831)                 0

Net  loss  for  the  year  ended
 December  31,  1993                                            0               0                     0               (400)
                                                       --------------------------------------------------------------------
Balance,  December  31,  1993                           7,462,400           7,462                (5,597)            (1,420)

Stock  issued  for  cash  at  $0.00025  per
 share                                                    537,600             538                  (403)                 0

Net  loss  for  the  year  ended
 December  31,  1994                                            0               0                     0               (400)
                                                       --------------------------------------------------------------------
Balance,  December  31,  1994                           8,000,000     $     8,000          $     (6,000)     $      (1,820)
                                                       --------------------------------------------------------------------

  The accompanying notes are an integral part of these financial statements.

                    ELECTRONIC CORPORATE FILING SERVICES, INC.
                                (and Subsidiary)
                          (a Development Stage Company)
           Consolidated Statement of Stockholders' Equity (Continued)

                                                                                                               Deficit
                                                                                                             Accumulated
                                                                                            Additional       During  the
                                                              Common  Stock                   Paid-in        Development
                                                          Shares         Amount               Capital           Stage
--------------------------------------------------------------------------------------------------------------------------
Balance,  December  31,  1994                           8,000,000     $     8,000          $     (6,000)     $      (1,820)

Net  loss  for  the  year  ended
 December  31,  1995                                            0               0                     0               (180)
                                                       --------------------------------------------------------------------
Balance,  December  31,  1995                           8,000,000           8,000                (6,000)            (2,000)

Stock  issued  for  cash  at  $0.25
 per share - March 2000                                   444,000             444               110,556                  0

Net  loss  for  the  year  ended
 December  31,  2000                                            0               0                     0           (110,392)
                                                       --------------------------------------------------------------------
Balance,  December  31,  2000                           8,444,000           8,444               104,556           (112,392)

Net  loss  for  the  year  ended
 December  31,  2001                                            0               0                     0            (71,455)
                                                       --------------------------------------------------------------------
Balance,  December  31,  2001                           8,444,000           8,444               104,556           (183,847)


Stock  issued  in  acquisition  of
 Edger  CFS  at  $0.001  per  share                     6,000,000           6,000                     0                  0

Cancellation  of  common  stock
 associated  with  acquisition  of
 Edgar  CFS                                            (4,390,000)         (4,390)                1,853                  0

Net  loss  for  the  year  ended
 December  31,2002                                              0               0                     0            (12,726)
                                                       --------------------------------------------------------------------

Balance,  December 31, 2002                            10,054,000     $     10,054     $        106,409     $     (196,573)
                                                       ====================================================================

  The accompanying notes are an integral part of these financial statements.

                   ELECTRONIC CORPORATE FILING SERVICES, INC.
                                (and Subsidiary)
                          (a Development Stage Company)
                      Consolidated Statements of Cash Flows


                                                                                         From
                                                                                    Inception  on
                                                                                      June  13,
                                               For  the  Years  Ended               1990 Through
                                                   December  31,                   December  31,
                                           2002                    2001                 2002
--------------------------------------------------------------------------------------------------

CASH  FLOWS  FROM  OPERATING
 ACTIVITIES

     Net  loss                     $          (12,726)     $         (71,455)     $     (196,573)
     Adjustments to reconcile net loss
     to net cash used by operations:
     Stock  issued  for  services                   0                      0               1,100
          Accounts  payable                         0                 16,237              16,237
          Accounts payable-related party       11,388                 46,656              66,048
                                   -------------------------------------------------------------
     Net Cash Used by Operating Activities     (1,338)                (8,562)           (113,188)
                                   -------------------------------------------------------------

CASH  FLOWS  FROM  INVESTMENT
 ACTIVITIES

   Proceeds  in  acquisition  of
      Edgar  CFS                                3,463                     0               3,463
     Net  cash  Provided  by  Investing
          Activities                            3,463                     0               3,463
                                   -------------------------------------------------------------

CASH  FLOWS  FROM  FINANCING
 ACTIVITIES

     Issued  common  stock  for  cash               0                     0             111,900
                                   -------------------------------------------------------------

     Net  Cash  Provided  by  Financing
                Activities                          0                     0             111,900
                                   -------------------------------------------------------------

NET  INCREASE  IN  CASH                         2,125                (8,562)              2,175

CASH,  BEGINNING  OF  PERIOD                       50                 8,612                   0
                                   -------------------------------------------------------------

CASH,  END  OF  PERIOD              $           2,175     $              50     $         2,175
                                   =============================================================

  The accompanying notes are an integral part of these financial statements.

                   ELECTRONIC CORPORATE FILING SERVICES, INC.
                                (and Subsidiary)
                          (a Development Stage Company)
                 Notes to the Consolidated Financial Statements
                                December 31, 2002

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

On January 10, 2002 the Company acquired all of the capital stock of EdgarCFS, Inc. In exchange for 6,000,000 shares of Mayscom, Inc. New officers were appointed and the Company changed its name to Electronic Corporate Filing Services, Inc. Net proceeds from the acquisition amounted to $3,463. The Company has had limited operations in the form of consulting revenue and is in the development stage according to Financial Accounting Standards Board Statement No. 7.

     b.  Accounting  Method

          The Company recognizes income and expense on the accrual basis of accounting.

     c.  Loss  Per  Share

The computation of loss per share of common stock is based on the weighted average number of shares outstanding at the date of the financial statements.

                                                                        From
                                                                   Inception  on
                                                                   December  10,
                                     For the Years Ended           1998  Through
                                        December  31,              December  31,
                                   2002              2001               2002
--------------------------------------------------------------------------------

Numerator - loss            $     (12,726)     $     (71,455)     $    (196,573)

Denominator - weighted average
of shares outstanding           9,995,026          8,444,000          7,664,094
                            ----------------------------------------------------

     Loss  per  share       $       (0.00)     $       (0.01)     $       (0.02)
                            ----------------------------------------------------

     d.  Cash  and  Cash  Equivalents

The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents.

                   ELECTRONIC CORPORATE FILING SERVICES, INC.
                                (and Subsidiary)
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                                December 31, 2002

NOTE  1  -     Summary  of  Significant  Accounting  Policies  (Continued)

     e.  Provision  for  Income  Taxes

No provision for income taxes has been recorded due to net operating loss carry forwards totaling approximately $196,573 that will be offset against future taxable income. These NOL carry forwards begin to expire in the year 2011. No tax benefit has been reported in the financial statements because the Company believes there is a 50% or greater chance the carry forward will expire unused.

Deferred tax assets and the valuation account is as follows at December 31, 2002.

     Deferred  tax  asset:
          NOL  carry  forward                    $     66,835
          Valuation  allowance                         (66,835)
                                                 -------------
          Total                                  $           0
                                                 =============

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

     g.  Principles  of  Consolidation

     For the year ended December 31, 2002, the consolidated financial statements include the books and records of Electronic Corporate Filing Services, Inc., and Edgar CFS, Inc. All inter-company transactions and accounts have been eliminated in the consolidation.

NOTE  2  -     Going  Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has had recurring operating loss and is dependent upon financing to continue operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. It is management's plan to raise additional equity from the sale of the Company's authorized common stock and to issue the Company's common stock in exchange for necessary services.

                   ELECTRONIC CORPORATE FILING SERVICES, INC.
                                (and Subsidiary)
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                                December 31, 2002

NOTE  3  -     Development  Stage  Company

The Company is a development stage company as defined in Financial accounting Standards Board Statement No. 7. It is concentrating substantially all of its efforts in raising capital and defining its business operation in order to generate significant revenues.

NOTE  4  -     Related  Party  Transactions

During the year, the Company incurred $15,987 in accounting and other professional fees to Paladin Global Group. The total amount owed to this company for these services at December 31, 2002 is $54,660.

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

     During January 2002, the Company acquired Edgar CFS, Inc., in an acquisition using the purchase method of a business combination. The Company issued 6,000,000 shares of common stock in the acquisition. The Net Worth of Edgar CFS, Inc. at acquisition was $3,643. A cancellation of 4,390,000 was made to reflect the net purchase price of Edgar CFS, Inc.