Form 10QSB
period 2003-03-31
ELECTRONIC CORPORATE FILING SERVICES INC
filed 2003-05-16
CIK 1104461

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-30809

For the Quarter ended March 31, 2003

Electronic Corporate Filing Services, Inc.

Nevada	91-2019712

(Jurisdiction of Incorporation)	(I.R.S. Employer Identification No.)

22226 Caminito Tasquillo, Laguna Hills, CA	92653

(Address of principal executive offices)	(Zip Code)
(949) 235-0198
Registrant's telephone number, including area code

Securities registered pursuant to Section 12(g) of the Act: Common Stock

As of 03/31/03 the number of shares of Common Stock outstanding was 6,880,000 .

Transitional Small Business Disclosure Format (check one): yes ☐ no ☒

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements.

   The financial statements, for the three months ended March 31, 2003, included herein have been prepared by the Company, without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information not misleading.

The Remainder of this Page is Intentionally left Blank

Page - 1

Item 2. Management's Discussion and Analysis or Plan of Operation.

(a) Plan of Operation. Our plan of operation is unchanged from our previous annual report on Form 10-KSB for the year ended December 31, 2001.

    (1) Summary of Product Research and Development . None.

    (2) Expected purchase or sale of plant and significant equipment . None.

    (3) Expected significant change in the number of employees . None.

(b) Discussion and Analysis of Financial Condition and Results of Operations. Our financial condition is discussed and disclosed as follows:
   Revenues . We enjoyed operating revenues of 8,679 last quarter and 12,178 this reporting quarter. This increase in revenues results from a slowly growing customer following.

   Expenses. We had $14,657 in expenses last quarter, as compared to $35,728 in the this reporting quarter. These expenses are principally legal and professional expenses in connection with our recent reorganization, and in the process of demonstrating qualifications for quotation over the counter. We are not so-quoted yet! Compensation is not a factor at the present time. We intend to register for resale, the shares of existing shareholders.

   Negative Liquidity . We have reported accrued expenses which we do not have the liquid cash or revenue stream to discharge. With the exception of auditing, which must be paid for, the bulk of our legal and professional expenses are subject to deferral. Should demand be made for immediate payment of our accrued expenses, we would be insolvent and unable to do so.

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

PART II: OTHER INFORMATION

Item 1. Legal Proceedings. None

Item 2. Changes in Securities. None

Item 3. Defaults on Senior Securities. None

Item 4. Submission of Matters to Vote of Security Holders . None

Item 5. Other Information . None.

Item 6. Exhibits and Reports on Form 8-K. Certification(s) Pursuant to 18 USC Section 1350 attached as Exhibit A; Certifications Pursuant to Section 302 as Exhibit 99.1

SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-Q Report for the quarter ended March 31, 2003, has been signed below by the following person on behalf of the Registrant and in the capacity and on the date indicated.

Electronic Corporate Filing Services, Inc.

Date: May 14, 2003	By: Curtis Wade Fox	/s/ Curtis Wade Fox

Title Sole Officer/Director

Page - 2

Exhibit A

CERTIFICATION PURSUANT TO 18 USC SECTION 1350

Page - 3

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906
OF THE SARBANES-OXLEY ACT OF 2002

      CERTIFICATION OF CUSTODIAN

  In connection with the Quarterly Report of Electronic Corporate Filing Services, Inc. , a Nevada corporation (the "Company"), on 10-QSB for the
March 31, 2003 as filed with the Securities and Exchange Commission (the "Report"), I, Curtis Wade Fox , Sole Officer/Director of the Company,
certify, pursuant to 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350), that to my knowledge:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material  respects, the financial condition and results of operations of the Company.

Date: May 14, 2003	By: Curtis Wade Fox	/s/ Curtis Wade Fox

Title Sole Officer/Director

Page - 4

Exhibit 99.1

Section 302 Certification

Page - 5

   CERTIFICATIONS PURSUANT TO SECTION 302

      I, Curtis Wade Fox certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Electronic Corporate Filing Services, Inc . ;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

   a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
   b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
   c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the
Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

   a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
   b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 14, 2003	By: Curtis Wade Fox	/s/ Curtis Wade Fox

Title Sole Officer/Director

Page - 6

ELECTRONIC CORPORATE FILING SERVICES, INC.
BALANCE SHEET (UNAUDITED)

March 31,
2003

ASSETS

CURRENT ASSETS

Cash	$2,176

TOTAL CURRENT ASSETS	2,176

TOTAL ASSETS	$2,176

LIABILITIES & STOCKHOLDERS' EQUITY

LIABILITIES

Accounts Payable	$27,626
Accounts Payable - related party	54,660

TOTAL LIABILITIES	82,286

STOCKHOLDERS' EQUITY

Common Stock, $.001 par value; authorized 100,000,000
shares; issued and outstanding, 10,054,000 shares	10,054

Additional Paid-In Capital	106,409

Accumulated equity (deficit)	(196,573)

TOTAL STOCKHOLDERS' EQUITY	(80,110)

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$2,176

The accompanying notes are an integral part of these financial statements.

F - 1

ELECTRONIC CORPORATE FILING SERVICES, INC.
STATEMENTS OF LOSS AND ACCUMULATED DEFICIT (UNAUDITED)

			From
			Inception on
			June 13,
	For the three months ended		1990 through
	March 31,		March 31,
	2003	2002	2003

Revenues	$12,178	$8,679	$164,083

General and administrative expenses	35,728	14,657	384,206

Net loss from operations	(23,550)	(5,978)	(220,123)

Net Income (Loss)	$(23,550)	$(5,978)	$(220,123)

Loss per Share	$(0.00)	$(0.00)	$(0.03)

Weighted Average
Shares Outstanding	10,054,000	8,444,000	7,691,394

The accompanying notes are an integral part of these financial statements.

F - 2

ELECTRONIC CORPORATE FILING SERVICES, INC.
STATEMENTS OF CASH FLOW (UNAUDITED)

			From
			Inception on
			June 13,
	For the three months ended		1990 through
	March 31,		March 31,
	2003	2002	2003

Operating Activities

Net Income (Loss)	$(23,550)	$(5,978)	$(220,123)

Adjustments to reconcile net loss to
net cash used by operations:
Stock issued for services	0	0	1,100
Accounts payable	0	7,717	16,237
Accounts payable - related party	26,060	0	66,048

Net Cash used by Operating Activities	2,510	1,739	(136,738)

Cash Flows from Investing Activities

Proceeds in acquisition of Edgar CFS	0	3,463	3,463

Net Cash provided by Investing Activities	0	3,463	3,463

Cash Flows from Financing Activities

Common stock issue for cash	0	0	111,900

Net Cash provided by Financing Activities	0	0	111,900

Cash Increase (Decrease)	2,510	5,202	(21,375)

Beginning Cash	2,176	50	0

Cash as of Statement Date	$4,686	$5,252	$(21,375)

The accompanying notes are an integral part of these financial statements.

F - 3

Electronic Corporate filing Services, Inc.
(a Development Stage Company)
Notes to The Financial Statements
March 31, 2003

NOTES TO FINANCIAL STATEMENTS

Electronic Corporate filing Services, Inc., ("the Company") has elected to omit substantially all footnotes to the financial statements for the period ended March 31, 2003, since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in their Annual Report filed on Form 10-KSB for the Fiscal year ended December 31, 2002.

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

F - 4