Form 10KSB/A
period 2002-12-31
ELECTRONIC CORPORATE FILING SERVICES INC
filed 2003-07-28
CIK 1104461

FORM 10-KSB-A

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

[X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-30809

For the Year ended December 31, 2002

Dated: July 15, 2003

Electronic Corporate Filing Services, Inc.

Nevada	91-2019712

(Jurisdiction of Incorporation)	(I.R.S. Employer Identification)

26842 Salinas Lane, Mission Viejo CA	92653

(Address of principal executive offices)	(Zip Code)
(949) 235-0198
Registrant's telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act: 8,444,000 Common Stock

Yes ☒No ☐(Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.)

☐ (Indicate by check mark whether if disclosure of delinquent filers ( § 229.405) is not and will not to the best of Registrant's knowledge be contained herein, in definitive proxy or information statements incorporated herein by reference or any amendment hereto.)

formerly Mayscom, Inc.
4 Normandy Drive, Kenner LA 70065

Issuer's Revenues for this fiscal year: $150,155

As of 12/31/02 the number of shares of Common Stock outstanding was 10,054,000 .

As of 03/31/03 the number of shares of Common Stock outstanding was 6,880,000 .

As of 3/31/03 the number of shares of Common Stock held by non-affiliates was 880,000

Transitional Small Business Disclosure Format: Yes ☐ No ☒

Exhibit Index is found on page 6

Page - 1

INTRODUCTION	2
ITEM 6. Management's Discussion and Analysis or Plan of Operation	2
(a) Plan of Operation: Next Twelve Months	2
(b) Discussion and Analysis of Financial Condition and Results of Operations:	3
ITEM 7. Financial Statements	6
ITEM 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure	6
ITEM 14. Attachments, Financial Statements.	6

INTRODUCTION

This Amendment to our annual report on Form 10-KSB-A is provided for the purpose of revising Items 6 ,7 and 8 of Part II. The we do not believe that these changes affect us adversely. Our Management and Auditor have concluded that our financial reporting should be made using the reverse merger method, and should have been made in that manner. The net effect of the change in method is to provide an additional year of operating history for the acquired business.

Our reverse acquisition was an acquisition by a public company of a private company with an active business, in which control passed to the shareholders and management of the acquired or "target" company. In form we acquired it. In substance it aquired us. That is why the the term "reverse" is used.

In our initial report, our financial statements proceeded from the point of view of the acquiring company. We believe that the better and appropriate method should proceed from the point of view of the target. The public company had not revenunes or business the previous year. The acquired busiess had operations in that year. The new and appropriate method reports the history of operations of the the target, which information is more relevant than the non-operating history of the acquiring company.

ITEM 6. Management's Discussion and Analysis or Plan of Operation.

( a ) Plan of Operation: Next Twelve Months. Our plan of Operation focuses upon the business of EdgarCFS, our to be acquired subsidiary, and on the operations led by our new management. We would continue to serve existing customers, and seek to enlarge our customer base, by referrals and selected promotional advertising.

(1) Cash Requirements and of Need for additional funds, twelve months. We have no substantial cash requirements for the next twelve months, for our operations. We believe that our revenues will be sufficient for operational purposes. We will, however, attempt in due course to achieve the quotation of our common stock, on either the NQB Pink Sheets, or the OTCBB (Over-The-Counter Bulletin Board). We intend also to register our existing shares for resale by our existing sharholders, pursuant the Securities Act of 1933. No amounts would be receivable by us in connection with this registration or any resales, for or by our existing shareholders. In this connection we would expect significant legal and professional expense, in addition to compliance with our periodic reporting requirements, which may require advances from our principals during the next twelve months.

Reference is made to Notes 2 and 3, Going Concern and Development Stage Company , of our Audited Financial Statements: Our financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has current revenues and may require further advances from our principal shareholder, or possibly from

Page - 2

an additional private placement. Without realization of additional capital, it would be some rist of our ability to continue as a going concern. It is not management's plan to seek additional capital through a merger with an existing operating company. We have acquired our operating subsidiary and will focus our efforts on its business. We are a "development stage company". The term refers to the early stage in which a company concentrates substantially all of our efforts in raising capital and defining our business operations. We are a development stage company, with current issues of developing our funding and/or cash flow, and defining and expanding our business with an aim to achieving profitability in future years. We are generating revenues currently. Profitablity has yet to be demonstarated with confidence, although our revenues, absent non-recurring expenses suggests the possibility of achieving profiability in future periods.

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

( b ) Discussion and Analysis of Financial Condition and Results of Operations: .

(1) Operations and Results for the past two fiscal years. Our new business is operating successfully, but certainly at modest levels with a view to our expenses and debts. The great bulk of our genereral and adminsitrative expeses were for legal, professional, accounting and auditing, in connection with our acquisition, and these periodic reports.

We repoted the following information in our Annual Report, which we this report revises:

Previously Reported Information:

Operations Selected Information	For the Year ended December 31 2002	For the Year ended December 31 2001	Inception March 26, June 13, 1990 to December 31 2002

Revenues:	$150,155	$0	$151,905

Total Revenues	150,155	0	151,905

General & Administrative	(162,881)	(71,455)	(348,478)

Total Expenses	(162,881)	(71,455)	(348,478)

Net (Loss)	(12,726)	(71,455)	(196,573)

This information was based on "Direct Acquistion Accounting " , in which our acquiring public company treated itself as the continuing business; but further reflection has convinced us that "Reverse Merger Accounting " is the more correct method, treating the acquired business as the continuing history. The principal difference resulting from the retroactive change in accounting method is that we have two years of history of our current business, rather than one. Accordingly we have now reported income and expeses for 2001 as well as for 2002.

Page - 3

Current Revised Invormation

Operations Selected Information	For the Year ended December 31 2002	For the Year ended December 31 2001	Inception March 26, June 13, 1990 to December 31 2002

Revenues:	$150,155	$12,602	$162,757

Total Revenues	150,155	12,602	162,757

		(5,000)	(5,000)
General & Administrative	(162,881)	(9,139)	(172,020)

Total Expenses	(162,881)	(14,139)	(177,020)

Net (Loss)	(12,726)	(1,537)	(14,263)

These revisions involve no change for 2002. New information is provided for 2001. The additional information enables a meaningfu comparison of the the two corresponding periods, which the former method did not. We began operations in 2001 with modest revenues and a very limited initial client following. Our business has grown in 2002 with increased client following and revenues. Our initial expenses, for organaizaion, legal and accounting, are not deemed to be recurring expenses. We accordingly view our business as growing toward profitablility. We do intend to register existing shares for resale. The result of the action in furtherance of that intention, would be that further non-recurring legal and professional expenses are likely to occur again for 2003. This is likely to result in a delay in demonstrating full profitability, for future years.

The Remainder of this Page is Intentionally left Blank

Page - 4

(2) Financial Condition. We have very little cash, but we have very little need for working cash in our service business.

Previously Reported Information:

Balance Sheet: Selected Information	December 31 2002	December 31 2001

Cash	$2,176	$2,176

Current Assets	2,176	2,176

Total Assets	2,176	2,176

Accounts Payable	27,626	27,626
AP Related Party	54,660	54,660

Total Liabilities	82,286	82,286

Common Stock	10,054	10,054
Paid-in Capital	106,409	106,409
Accumulated Deficit	(196,583)	(196,583)

Total Equity	(80,120)	(80,120)

Total Liabilities and Equity	2,166	2,166

Current Revised Invormation . The changes are found in the Equity section of the following selected information.

Balance Sheet: Selected Information	December 31 2002

Cash	$2,176

Current Assets	2,176

Total Assets	2,176

Accounts Payable	27,626
AP Related Party	54,660

Total Liabilities	82,286

Common Stock	10,054
Discount on Stock	(75,901)
Accumulated Deficit	(14,263)

Total Equity	(80,110)

Total Liabilities and Equity	2,176

Notwithstanding our operating history of revenue generation, we are a development stage company, and substantial doubt may exist as our prospects as a going-concern into the future. We find that without regard to the non-recurring charges for legal and professional expenses, we may have flirted with marginal profitablity. This does not take into account that our expenses would be expected to rise as our business volume develops, if and when it may, so that curren history may not be indicative of future results.

Page - 5

Future Prospects . We expect to conduct our businesses and enlarge our customer base. Investment in our corporation must be deemed highly speculative for the present and indefinite future. There can be no assurance that we will be successful in generating growth in revenues, or raising capital through private placements or otherwise, should we need to do so. Even if we are successful in raising capital through the sources specified, there can be no assurances that any such financing would be available in a timely manner or on terms acceptable to us and our current shareholders. Additional equity financing could be dilutive to our then existing shareholders, and any debt financing could involve restrictive covenants with respect to future capital raising activities and other financial and operational matters.

ITEM 7. Financial Statements.

Please refer to the Audit Committe Report Attachment B to this revised annual report.

Revised Audited Financial Statements of Electronic Corporate Filing Services, as reivised and amended are provided herewith, for the years ended December 31, 2001, 2000 and from inception June 13, 1990, are provided as Attachment FK-02-A and incorporated herein by this reference. Our balance sheet and statement of operations have been selectively reproduced in the preceding Item 6.

Our initial report had reported the acquitiosn in the direct-acquition paradigm. The revisions report the acquistion in the reverse-acquistion paradigm. We belive that this revision is the appropriate and correct method of financial reporting.

ITEM 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None. The realization that reverse-merger accounting was apporpriate, and that this amendment was necessary, did not give rise to any disagreement with accountants or auditors. The oversight, once noticed, was not a controversal matter.

ITEM 14. Attachments, Financial Statements.

(A) Audit Committe Report

(B) Ceritification pursuant to 18 USC Section 1350 .

(99.1) Certifications Pursuant to Section 302

(FK-02-A) Audited Financial Statements
for the years ended December 31, 2001, 2000 and Inception.

The Remainder of this Page is Intentionally left Blank

Page - 6

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the individual capacities and on the date indicated.

Dated: July 15, 2003

Electronic Corporate Filing Services, Inc.

by

/S/Curtis W. Fox
Curtis W. Fox
sole officer and director

Page - 7

Exhibit A

Audit Committee Report

Page - 8

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

In this context, the Committee has met and held discussions with management and the independent accountants, the matters relevant to the Amendment and Revision of our financial statements, and the method of accounting. Management represented to the Committee that the Corporation's amended financial statements were prepared in accordance with generally accepted accounting principles, and the Committee has reviewed and discussed the consolidated financial statements with management and the independent accountants. The Committee discussed with the independent accountants matters required to be discussed by the Statement on Auditing Standards No. 61. The Corporation's independent accountants also provided to the Committee the written disclosures required by Independence Standards Board Standard No. 1, and the Committee discussed with the independent accountant that firms independence.

Based upon Committee's discussion with management and the independent accountants and the Committee's review of the representation of management and the report of the independent accountants to the Committee, the Committee recommended that the audited consolidated financial statements be revised and amended and be included in the Corporation's Annual Report on Form 10-KSB-A for the year ended 12/31/02 filed with the Securities and Exchange Commission.

Dated: July 15, 2003.
/S/Curtis W. Fox
Curtis W. Fox
Audit Committee Member
sole officer and director

Page - 9

Exhibit B

CERITIFICATION PURSUANT TO 18 USC SECTION 1350

Page - 10

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO SECTION 906 OF THE
SARBANES-OXLEY ACT OF 2002

CERTIFICATION OF CUSTODIAN

In connection with the Annual Report of Electronic Corporate Filing Services, Inc. , a Nevada corporation (the "Company"), on 10-KSB for the year ended December 31, 2002 as filed with the Securities and Exchange Commission (the "Report"), I, Curtis W. Fox, Sole Officer/Director of the Company, certify, pursuant to 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350), that to my knowledge:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: July 15, 2003.

/S/Curtis W. Fox
Curtis W. Fox
Audit Committee Member
sole officer and director

Page - 11

Exhibit 99.1

Section 302 Certification

Page - 12

    CERTIFICATIONS PURSUANT TO SECTION 302

I, Curtis W. Fox, certify that:

1. I have reviewed this Annual report on Form 10-KSB of Electronic Corporate Filing Services, Inc. ;

2. Based on my knowledge, this Annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this Annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Annual report (the "Evaluation Date"); and

c) presented in this Annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this Annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: July 15, 2003.
/S/Curtis W. Fox
Curtis W. Fox
Audit Committee Member
sole officer and director

Page - 13

Attachment Attachment FK-02-A

Revised Audited Financial Statements

for the years ended

December 31, 2002, 2001, and

from inception June 13, 1990.

Page - 14

C O N T E N T S

Independent Auditors’ Report

Consolidated Balance Sheet

Consolidated Statements of Operations

Consolidated Statements of Stockholders’ Equity

Consolidated Statements of Cash Flows

Notes to the Financial

Page - 15

INDEPENDENT AUDITOR’S REPORT

To the Board of Directors and Stockholders of
Electronic Corporate Filing Services, Inc.

We have audited the accompanying consolidated balance sheet of Electronic Corporate Filing Services, Inc. (a Development Stage Company) as of December 31, 2002 and the related consolidated statements of operations, stockholders’ equity and cash flows for the year then ended and from inception on June 13, 1990 through December 31, 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2, the Company’s recurring operating losses and lack of working capital raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to those matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/Chisholm & Associates
Chisholm & Associates
North Salt Lake, Utah
March 25, 2003

Page - 16

Electronic Corporate Filing Services, Inc.
(and Subsidiary)
(A Development Stage Company)
Consolidated Balance Sheet

December 31,
2002
ASSETS
CURRENT ASSETS
Cash	$2,176

Total Current Assets	2,176

TOTAL ASSETS	$2,176

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$27,626
Accounts payable - related party	54,660

Total Current Liabilities	82,286

STOCKHOLDERS’ EQUITY
Common stock, authorized
100,000,000 shares of $0.001 par value,
issued and outstanding 10,054,000 shares	10,054
Discount on Stock	(75,901)
Deficit accumulated during the development stage	(14,263)

Total Stockholders’ Equity	(80,110)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,176

The accompanying notes are an integral part of these consolidated financial statements.

Page - 17

Electronic Corporate Filing Services, Inc.
(and Subsidiary)
(a Development Stage Company)
Consolidated Statements of Operations

			From
			Inception on
			April 24,
	For the Years Ended		2001 Through
	December 31,		December 31,
	2002	2001	2002
REVENUE	$150,155	$12,602	$162,757

EXPENSES
Organization Costs	-	5,000	5,000
General and administrative	162,881	9,139	172,020

Total Expenses	162,881	14,944	177,020

NET LOSS	$(12,726)	$(1,537)	$(14,263)

NET LOSS PER SHARE	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE SHARES
OUTSTANDING	9,942,932	6,000,000	8,336,315

The accompanying notes are an integral part of these consolidated financial statements.

Page - 18

Electronic Corporate Filing Services, Inc.
(and Subsidiary)
(a Development Stage Company)
Consolidated Statement of Stockholders’ Equity

				Deficit
				Accumulated
				During the
	Common Stock		Discount	Development
	Shares	Amount	On Stock	Stage
Balance at inception April 24, 2001	-	$-	$-	$-
Stock issued for organization costs	6,000,000	6,000	(1,000)	-
Net loss for the year ended
December 31, 2001	-	-	-	(1,537)

Balance, December 31, 2001	6,000,000	6,000	(1,000)	(1,537)
Reverse acquisition adjustment	4,054,000	4,054	(74,901)	-
Net loss for the year ended
December 31, 2002	-	-	-	(12,726)

Balance, December 31, 2002	10,054,000	$10,054	$(75,901)	$(14,263)

The accompanying notes are an integral part of these consolidated financial statements.

Page - 19

Electronic Corporate Filing Services, Inc.
(and Subsidiary)
(a Development Stage Company)
Consolidated Statements of Cash Flows

			From
			Inception on
			April, 24
	For the Years Ended		2001 Through
	December 31,		December 31,
	2002	2001	2002
CASH FLOWS FROM OPERATING
ACTIVITIES
Net loss	$(12,726)	$(1,537)	$(14,263)
Adjustments to reconcile net loss to net
cash used by operations:(Net of acquisition)
Stock issued for services	-	5,000	5,000
Accounts payable	11,439	-	11,439
Accounts payable - related party	-	-	-

Net Cash Used by Operating Activities	(1,287)	3,463	2,176
CASH FLOWS FROM INVESTMENT
ACTIVITIES
Net cash Provided by Investing
Activities	-	-	-

CASH FLOWS FROM FINANCING
ACTIVITIES
Issued common stock for cash	-	-	-

Net Cash Provided by Financing
Activities	-	-	-

NET INCREASE IN CASH	(1,287)	3,463	2,176
CASH, BEGINNING OF PERIOD	3,463	-	-

CASH, END OF PERIOD	$2,176	$3,463	$2,176

The accompanying notes are an integral part of these consolidated financial statements.

Page - 20

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

On January 10, 2002 the Company acquired all of the capital stock of EdgarCFS, Inc. in exchange for 6,000,000 shares of Mayscom, Inc. The merger was treated as a reverse merger with Edgar CFS, Inc. being the accounting acquirer, therefore, all historical financial information prior to the acquisition date is that of Edgar CFS, Inc. Pursuant to the merger, the company changed their name from Mayscom, Inc. to Electronic Corporate Filing Services, Inc. Net Deficit acquired from the acquisition amounted to $70,847. The Company has had limited operations in the form of Edgar filing services and is in the development stage according to Financial Accounting Standards Board Statement No. 7.

b. Accounting Method

The Company recognizes income and expense on the accrual basis of accounting.

c. Loss Per Share
The computation of loss per share of common stock is based on the weighted average number of shares outstanding at the date of the financial statements.

			From
			Inception on
			April 24,
	For the Years Ended		2001 Through
	December 31,		December 31,
	2002	2001	2002
Numerator - loss	$(12,726)	$(1,537)	$(14,263)
Denominator - weighted average
of shares outstanding	9,942,932	6,000,000	8,336,315

Loss per share	$(0.00)	$(0.00)	$(0.00)

Page - 21

Electronic Corporate Filing Services, Inc.
(and Subsidiary)
(A Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2002

NOTE 1 -    Summary of Significant Accounting Policies (Continued)
d. Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents.

e. Provision for Income Taxes
No provision for income taxes has been recorded due to net operating loss carry forwards totaling approximately $14,263 that will be offset against future taxable income. These NOL carry forwards begin to expire in the year 2011. No tax benefit has been reported in the financial statements because the Company believes there is a 50% or greater chance the carry forward will expire unused.

Deferred tax assets and the valuation account is as follows at December 31, 2002.

Deferred tax asset:

NOL carry forward	$4,849
Valuation allowance	(4,849)

Total	$-

f. Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and expenses during the reporting period. In these financial statements, assets, liabilities and expenses involve extensive reliance on management’s estimates. Actual results could differ from those estimates.

g. Principles of Consolidation
For the year ended December 31, 2002, the consolidated financial statements include the books and records of Electronic Corporate Filing Services, Inc., and Edgar CFS, Inc. All inter-company transactions and accounts have been eliminated in the consolidation.

Page - 22

Electronic Corporate Filing Services, Inc.
(and Subsidiary)
(A Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2002

NOTE 2 -    Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has had recurring operating loss and is dependent upon financing to continue operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. It is management’s plan to expand its operations and customer base in edgar filing services to generate the necessary revenue.

NOTE 3 -    Development Stage Company

The Company is a development stage company as defined in Financial accounting Standards Board Statement No. 7. It is concentrating substantially all of its efforts in raising capital and defining its business operation in order to generate significant revenues.

NOTE 4 -    Related Party Transactions

During the year, the Company incurred $15,987 in accounting and other professional fees to Intrepid International, a shareholder. The total amount owed to this shareholder for these services at December 31, 2002 is $54,660.

NOTE 5 -    Equity

During January 2002, the Company acquired Edgar CFS, Inc., in a reverse acquisition method of a business combination. The Company issued 6,000,000 shares of common stock in the acquisition, however due to the reverse acquisition accounting, the issuance is treated as a stock split retroactive to inception. The reverse acquisition adjustment of 4,054,000 consists of the minority shareholders of Mayscom, Inc. prior to the merger. The Net Deficit of Mayscom, Inc. at acquisition was $70,847, and was rolled into discount on stock as part of the reverse acquisition adjustment.

Page - 23