Form 10QSB
period 2003-06-30
ELECTRONIC CORPORATE FILING SERVICES INC
filed 2003-08-14
CIK 1104461

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 0-30809

For the Quarter ended June 30, 2003

Electronic Corporate Filing Services, Inc.

Nevada	91-2019712

(Jurisdiction of Incorporation)	(I.R.S. Employer Identification No.)

26842 Salinas Lane, Mission Viejo, CA	92691
(formerly) 22226 Caminito Tasquillo, Laguna Hills, CA 92624
(Address of principal executive offices)	(Zip Code)
(949) 235-0198
Registrant's telephone number, including area code

Securities registered pursuant to Section 12(g) of the Act: Common Stock

As of 06/30/03 the number of shares of Common Stock outstanding was 6,880,000 .

Transitional Small Business Disclosure Format (check one): yes [ ] no [X]

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements.

The financial statements, for the three months ended June 30, 2003, included herein have been prepared by the Company, without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information not misleading.

The Remainder of this Page is Intentionally left Blank

Page - 1

Item 2. Management 's Discussion and Analysis or Plan of Operation.

(a) Plan of Operation. Our plan of operation is unchanged from our previous annual report on Form 10-KSB for the year ended December 31, 2002.

(1) Summary of Product Research and Development . None.

(2) Expected purchase or sale of plant and significant equipment . None.

(3) Expected significant change in the number of employees . None.

(b) Discussion and Analysis of Financial Condition and Results of Operations. Our financial condition is discussed and disclosed as follows:
Revenues . We enjoyed operating revenues of

	Six Months		Three Months		From Inception
	2003	2002	2003	2002	2003

Revenues:	20,302	25,244	8,124	16,565	182,058

While our client base is stable generally, some turnover did occur in this most recent quarter. Additionally certain retainers for advance periods was paid previously and earned this quarter. It will require some further operating history to determine the contribution of seasonal and current economic factors in the less than spectacular performance this quarter, and the marked lack of improvement in revenues.

Expenses. We are have incurred and are incurring non recurring legal and professional expenses in connection with our intention to develop our inititial public offering. The timing of that offering had not been determined, nor has the strategy for our desired capital structure been decided.

No reliance should be placed on our future results or possible future filings at this time due to the continuing uncertainty surrounding our current and historical operations.

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

The Remainder of this Page is Intentionally left Blank

Page - 2

PART II: OTHER INFORMATION

Item 1. Legal Proceedings. None

Item 2. Changes in Securities. None

Item 3. Defaults on Senior Securities. None

Item 4. Submission of Matters to Vote of Security Holders . None

Item 5. Other Information . None.

Item 6. Exhibits and Reports on Form 8-K.

Exhibit 31. Certification Pursuant to Section 302

Exhibit 32. Certification Pursuant to 18 USC Section 1350

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-Q Report for the quarter ended June 30, 2003, has been signed below by the following person on behalf of the Registrant and in the capacity and on the date indicated.

Dated: August 14, 2003

Electronic Corporate Filing Services, Inc.

by

/s/Curtis Wade Fox
Curtis Wade Fox
Sole Officer/Director

Page - 3

Exhibit 31

Section 302 Certification

Page - 4

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

Date: August 14, 2003

/s/Curtis Wade Fox
Curtis Wade Fox
Sole Officer/Director

Page - 5

Exhibit 32

CERTIFICATION PURSUANT TO 18 USC SECTION 1350

Page - 6

 CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO SECTION 906 OF THE
SARBANES-OXLEY ACT OF 2002

CERTIFICATION OF CUSTODIAN

In connection with the Quarterly Report of Electronic Corporate Filing Services, Inc. , a Nevada corporation (the "Company"), on 10-QSB for the June 30, 2003 as filed with the Securities and Exchange Commission (the "Report"), I, Curtis Wade Fox , Sole Officer/Director of the Company, certify, pursuant to 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350), that to my knowledge:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) ofthe Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated August 14, 2003

/s/Curtis Wade Fox
Curtis Wade Fox
Sole Officer/Director

Page - 7

Electronic Corporate Filing Services, Inc.

Financial Statements

June 30, 2003

Page - 8

Electronic Corporate Filing Services, Inc.
(a Development Stage Company)
Balance Sheets

	June 30,	December 31,
	2003	2002

ASSETS	(Unaudited)
Current Assets
Cash	$1,408	$2,176

Total Current Assets	1,408	2,176

Property & Equipment, Net	-	-

Total Assets	$1,408	$2,176

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts Payable	$27,626	$27,626
Notes Payable - Related Party	92,866	54,660

Total Current Liabilities	120,492	82,286

Total Liabilities	120,492	82,286

Stockholders' Equity
Common Stock, Authorized 100,000,000 Shares of $.001 Par Value,
6,880,000 and 10,054,000 shares issued and outstanding respectively	6,880	10,054
Additional Paid in Capital	(72,727)	(75,901)
Accumulated Deficit	(53,237)	(14,263)

Total Stockholders' Equity	(119,084)	(80,110)

Total Liabilities and Stockholders' Equity	$1,408	$2,176

The accompanying notes are an integral part of these financial statements.

Page - 9

Electronic Corporate Filing Services, Inc.
(a Development Stage Company)
Statements of Operations
(Unaudited)

	For the six	For the six	For the three	For the three	From Inception
	months ended	months ended	months ended	months ended	on April 24,2001
	June 30,	June 30,	June 30,	June 30,	through June 30,
	2003	2002	2003	2002	2003

Revenues	$20,302	$25,244	$8,124	$16,565	$182,058

Operating Expenses
General & Administrative	59,276	40,130	23,549	25,473	235,295

Total Operating Expenses	59,276	40,130	23,549	25,473	235,295

Operating Income (Loss)	(38,974)	(14,886)	(15,425)	(8,908)	(53,237)

(Loss) from Investment	-	-	-	-	-
Gain on Settlement of debt	-	-	-	-	-

Net (loss) from operations	(38,974)	(14,886)	(15,425)	(8,908)	(53,237)

Other Income (Expense)
Miscellaneous Income	-	-	-	-	-
Interest Expense	-	-	-	-	-

Total Other Income (Expense)	-	-	-	-	-

Net Income (Loss)	$(38,974)	$(14,886)	$(15,425)	$(8,908)	$(53,237)

Net Income (Loss) Per Share	$(0.00)	$(0.00)	$(0.00)	$(0.00)	$(0.01)

Weighted Average Shares Outstanding	7,932,155	10,054,000	5,833,626	10,054,000	7,369,570

The accompanying notes are an integral part of these financial statements.

Page - 10

Electronic Corporate Filing Services, Inc.
(a Development Stage Company)
Statements of Cash Flows
(Unaudited)

				From inception
	For the six months ended			on April 24, 2001
	June 30,			through June 30,
	2003		2002	2003

Cash Flows from Operating Activities

Net Income (Loss)	$(38,974)		$(14,886)	$(53,237)
Adjustments to Reconcile Net Loss to Net Cash
Provided by Operations:
Loss on sale of securities	-		-	-
Stock Issued for Services	-		-	5,000
Loss on settlement of notes receivable	-		-	-
Interest on notes payable - related party	-		-	-
Change in Assets and Liabilities	-		-	-
(Increase) in interest receivable	-		-	-
Increase (Decrease) in Accounts Payable and Accrued Expenses	38,206		15,533	49,645

Net Cash Provided(Used) by Operating Activities	(768)		647	1,408

Cash Flows from Investing Activities
Payment for notes receivable			-	-
Proceeds in acquisition of Edgar CFS	-		3,463	-

Net Cash Provided (Used) by Investing Activities	-		3,463	-

Cash Flows from Financing Activities

Capital contribution	-		-	-
Issued common stock for cash			-	-
Proceeds from officer	-		-	-
Proceeds from subscription receivable	-		-	-

Net Cash Provided(Used) by Financing Activities	-		-	-

Increase (Decrease) in Cash	(768)		4,110	1,408

Cash and Cash Equivalents at Beginning of Period	2,176		5,252	-

Cash and Cash Equivalents at End of Period	1,408		9,362	$1,408

Cash Paid For:
Interest	$-		$-	$-

Income Taxes	$-	$	$ -	$-

The accompanying notes are an integral part of these financial statements.

Page - 11

Electronic Corporate Filing Services, Inc.
Notes to the Financial Statements
June 30, 2003

GENERAL

Electronic Corporate Filing Services, Inc. (the Company) has elected to omit substantially all footnotes to the financial statements for the three and six months ended June 30, 2003 since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in their Annual Report filed on Form 10-KSB for the fiscal year ended December 31, 2002.

UNAUDITED INFORMATION

The information furnished herein was taken from the books and records of the Company without audit. However, such information reflects all adjustments which are, in the opinion of management, necessary to properly reflect the results of the interim period presented. The information presented is not necessarily indicative of the results from operations expected for the full fiscal year.

Page - 12