Form 10QSB
period 2003-09-30
ELECTRONIC CORPORATE FILING SERVICES INC
filed 2003-11-14
CIK 1104461

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 0-30809

For the Quarter ended September 30, 2003

Electronic Corporate Filing Services, Inc.

Nevada	91-2019712
(I.R.S. Employer Identification Number)
(Jurisdiction of Incorporation)

26842 Salinas Lane, Mission Viejo, CA	92691

(Address of principal executive offices)	(Zip Code)
(949) 235-0198
Registrant's telephone number, including area code

Securities registered pursuant to Section 12(g) of the Act: Common Stock

As of 09/30/03 the number of shares of Common Stock outstanding was 6,880,000 .

Transitional Small Business Disclosure Format (check one): yes [  ] no [X]

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements.

The financial statements, for the nine months ended September 30, 2003, included herein have been prepared by the Company, without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information not misleading.

The Remainder of this Page is Intentionally left Blank

Page - 1

Electronic Corporate Filing Services, Inc.

Financial Statements

September 30, 2003

Page - 2

Electronic Corporate Filing Services, Inc.
Balance Sheets

	September 30,	December 31,
	2003	2002
ASSETS	(Unaudited)
Current Assets
Cash	$7,014	$2,176

Total Current Assets	7,014	2,176

Property & Equipment, Net	-	-

Total Assets	$7,014	$2,176

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts Payable	$1,717	$27,626
Accounts Payable - Related Party	153,911	54,660

Total Current Liabilities	155,628	82,286

Total Liabilities	155,628	82,286

Stockholders' Equity
Common Stock, Authorized 100,000,000 Shares of $.001 Par Value,
6,880,000 and 10,054,000 shares issued and outstanding respectively	6,880	10,054
Additional Paid in Capital	(72,727)	(75,901)
Accumulated Deficit	(82,767)	(14,263)

Total Stockholders' Equity	(148,614)	(80,110)

Total Liabilities and Stockholders' Equity	$7,014	$2,176

The accompanying notes are an integral part of these financial statements.

Page - 3

Electronic Corporate Filing Services, Inc.
Statements of Operations
(Unaudited)

	For the nine	For the nine	For the three	For the three	From Inception
	months ended	months ended	months ended	months ended	on April 24,2001
	September 30,	September 30,	September 30,	September 30,	through June 30,
	2003	2002	2003	2002	2003

Revenues	$39,504	$76,146	$19,202	$50,902	$201,260

Operating Expenses
General & Administrative	95,971	86,068	36,695	45,939	271,991

Total Operating Expenses	95,971	86,068	36,695	45,939	271,991

Operating Income (Loss)	(56,468)	(9,922)	(17,493)	4,963	(70,731)

(Loss) from Investment	-	-	-	-	-
Gain on Settlement of debt	-	-	-	-	-

Net (loss) from operations	(56,468)	(9,922)	(17,493)	4,963	(70,731)

Other Income (Expense)
Miscellaneous Income	-	-	-	-	-
Interest Expense	(12,036)	-	(12,036)	-	(12,036)

Total Other Income (Expense)	(12,036)	-	(12,036)	-	(12,036)

Net Income (Loss)	$(68,503)	$(9,922)	$(29,529)	$4,963	$(82,767)

Net Income (Loss) Per Share	$(0.01)	$(0.00)	$(0.01)	$0.00	$(0.01)

Weighted Average Shares Outstanding	6,880,000	9,995,026	5,833,626	10,054,000	7,319,076

The accompanying notes are an integral part of these financial statements.

Page - 4

Electronic Corporate Filing Services, Inc.
Statements of Cash Flows
(Unaudited)

			From inception on April 24, 2001
	For the nine months ended		through
	September 30,		September 30,
	2003	2002	2003

Cash Flows from Operating Activities

Net Income (Loss)	$(68,503)	$(14,886)	$(82,766)
Adjustments to Reconcile Net Loss to Net Cash
Provided by Operations:
Loss on sale of securities	-	-	-
Stock Issued for Services	-	-	5,000
Loss on settlement of notes receivable	-	-	-
Interest on notes payable - related party	-	-	-
Change in Assets and Liabilities	-	-	-
(Increase) in interest receivable	-	-	-
Increase (Decrease) in Accounts Payable and Accrued Expenses	73,342	15,533	84,781

Net Cash Provided(Used) by Operating Activities	4,839	647	7,015

Cash Flows from Investing Activities
Payment for notes receivable		-
Proceeds in acquisition of Edgar CFS	-	3,463	-

Net Cash Provided (Used) by Investing Activities	-	3,463	-

Cash Flows from Financing Activities

Capital contribution	-	-	-
Issued common stock for cash	-	-	-
Proceeds from officer	-	-	-
Proceeds from subscription receivable	-	-	-

Net Cash Provided(Used) by Financing Activities	-	-	-

Increase (Decrease) in Cash	4,839	4,110	7,015

Cash and Cash Equivalents at Beginning of Period	2,176	5,252	-

Cash and Cash Equivalents at End of Period	$7,015	$9,362	$7,015

Cash Paid For:
Interest	$-	$-	$-

Income Taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

Page - 5

Electronic Corporate Filing Services, Inc.
Notes to the Financial Statements
September 30, 2003

GENERAL

Electronic Corporate Filing Services, Inc. (the Company) has elected to omit substantially all footnotes to the financial statements for the three and nine months ended September 30, 2003 since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in their Annual Report filed on Form 10-KSB for the fiscal year ended December 31, 2002.

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

Page - 6

Item 2. Management's Discussion and Analysis or Plan of Operation.

(a) Plan of Operation. Our plan of operation is unchanged from our previous annual report on Form 10-KSB for the year ended December 31, 2002.

(1) Summary of Product Research and Development . None.

(2) Expected purchase or sale of plant and significant equipment . None.

(3) Expected significant change in the number of employees . None.
(b) Discussion and Analysis of Financial Condition and Results of Operations. Our financial condition is discussed and disclosed as follows:
Revenues . We enjoyed operating revenues of

9/30/03 Three Months		6/30/03 Six Months		9/30/03 Nine Months		From Inception

2003	2002	2003	2002	2003	2002	2003

19,202	50,902	20,302	25,244	39,502	76,146	201,260

We have not attained substantial profitability by this date as we had hoped. As the foregoing revenue comparisons indicated, we have enjoyed less revenues in 2003, than 2002, due to a reduction in the volume of business. While some clients have moved on, other clients have required less service this year. Additionally certain retainers for advance periods was paid previously and earned this quarter. It will require some further operating history to determine the contribution of seasonal and current economic factors in the less than spectacular performance this quarter, and the marked lack of improvement in revenues.

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

Negative Liquidity . We have reported accrued expenses for which we do not have the liquid cash or revenue stream to discharge. With the exception of auditing, which must be paid for, the bulk of our legal and professional expenses are subject to deferral. Should demand be made for immediate payment of our accrued expenses, we would be insolvent and unable to do so.

Future Prospects. We are not in business to lose money, but we recognize that it will take time to build and increase our customer base. We believe we have the wear-with-all to stay the course. However, there is no assurance that we will achieve our goals, or that the many risks of business failure will not overwhelm us.

The Remainder of this Page is Intentionally left Blank

Page - 7

PART II: OTHER INFORMATION

Item 1. Legal Proceedings. None

Item 2. Changes in Securities. None

Item 3. Defaults on Senior Securities. None

Item 4. Submission of Matters to Vote of Security Holders . None

Item 5. Other Information . None.

Item 6. Exhibits and Reports on Form 8-K.

Exhibit 31. Certification Pursuant to Section 302

Exhibit 32. Certification Pursuant to 18 USC Section 1350

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-Q Report for the quarter ended September 30, 2003, has been signed below by the following person on behalf of the Registrant and in the capacity and on the date indicated.

Dated: November 14, 2003
Electronic Corporate Filing Services, Inc.

by

/s/Curtis Wade Fox
Curtis Wade Fox
Sole Officer/Director

Page - 8

Exhibit 31

Section 302 Certification

Page - 9

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

Date: November 14, 2003

/s/Curtis Wade Fox
Curtis Wade Fox
Sole Officer/Director

Page - 10

Exhibit 32

CERTIFICATION PURSUANT TO 18 USC SECTION 1350

Page - 11

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE
SARBANES-OXLEY ACT OF 2002

CERTIFICATION OF CUSTODIAN

In connection with the Quarterly Report of Electronic Corporate Filing Services, Inc. , a Nevada corporation (the "Company"), on 10-QSB for the September 30, 2003 as filed with the Securities and Exchange Commission (the "Report"), I, Curtis Wade Fox , Sole Officer/Director of the Company, certify, pursuant to 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350), that to my knowledge:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: November 14, 2003
/s/Curtis Wade Fox
Curtis Wade Fox
Sole Officer/Director

Page - 12